Form 10-K
period 1994-06-30
VICTORIA CREATIONS INC
filed 1994-09-28
CIK 796812

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                            ------------------

                                 FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1994


                      Commission File Number 0-15238


                         VICTORIA CREATIONS, INC.
          (Exact name of registrant as specified in its charter)

             Rhode Island                                   05-0301429
    (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                    Identification No.)

        30 Jefferson Park Rd.
        Warwick, Rhode Island                                  02888
        (Address of principal                                (Zip Code)
         executive offices)

Registrant's telephone number, including area code          (401)467-7150

Securities registered pursuant to Section 12(g) of the Act:

                       Common Stock, $0.01 par value
                             (Title of class)

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                        Yes [X]   No  [ ]

The aggregate market value of Common Stock held by non-affiliates (based upon the average of bid and asked prices) on September 20, 1994 was approximately $250,000.

As of September 20, 1994, there were 7,800,000 shares of the registrant's Common Stock outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 15, 1994 are incorporated by reference into Part III.

                                  PART I

Item 1. Business.

 General

Victoria Creations, Inc. ("Victoria" or the "Company") is one of the leading designers, manufacturers and distributors of costume jewelry throughout the United States and also exports such products, principally to Japan and western Europe. Victoria produces a broad range and assortment of costume jewelry, including relatively expensive, high quality items sold under the Bijoux Givenchy(R), Richelieu(R) and Karl Lagerfeld(R) trade names and private label jewelry for major department and chain stores. The Company markets its costume jewelry primarily to department and chain stores and to a lesser extent to direct marketing distributors. In addition, Victoria has established a factory direct business to design and manufacture unique and proprietary costume-jewelry type items for certain customers.

The Company was incorporated in 1962 and, until March 1984, was privately owned. Effective March 8, 1984, the Company was purchased by Jonathan Logan, Inc. ("Logan") which in turn was acquired by United Merchants and Manufacturers, Inc. ("UM&M") effective September 1, 1984. Effective September 11, 1986, UM&M sold 17% of the outstanding shares of Common Stock of the Company in a public offering, thus reducing UM&M's ownership to 83% of the outstanding Common Stock of the Company. On December 30, 1992, the Company sold 300,000 shares of its authorized, but previously unissued, Common Stock to certain key employees, which sale increased the number of shares of Common Stock outstanding and, thereby, reduced UM&M's ownership to 79% of the outstanding Common Stock of the Company. UM&M, a company whose stock is traded on the New York Stock Exchange, is a diversified company engaged primarily in the manufacture and distribution of textiles and the design and distribution of apparel and accessories. UM&M's operations are located primarily in the United States. See Item 12 below.

Selected Financial Data

The following information has been derived from audited financial statements. The information below is qualified by reference to, and should be read in conjunction with, the financial statements, related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere herein.

                                             (000 omitted)
                              -------------------------------------------
                                       for the Year Ended June 30
                              -------------------------------------------
                                1994    1993     1992     1991     1990
                              ------- -------  -------  -------  -------
Income Statement Data:
Net sales................     $42,569 $42,179  $39,789  $40,992  $52,879
Operating income (loss)..         183    (981)  (3,814)  (5,477)  (9,532)
Loss before income taxes.      (2,027) (4,137)  (7,388)  (9,057) (12,986)
Net loss.................      (2,054) (4,177)  (7,428)  (9,107)  (9,862)
Net loss per share ......       (0.26)  (0.55)   (0.99)   (1.21)   (1.31)

                                             (000 omitted)
                              -------------------------------------------
                                               At June 30
                              -------------------------------------------
                                1994    1993     1992     1991     1990
                              ------- -------  -------  -------  -------
Balance Sheet Data:
Working capital.............. $23,897 $ 5,110  $12,273  $15,447  $18,686
Total assets.................  50,673  50,756   50,283   53,926   57,970
Notes payable/long-term debt.  13,391  18,915   10,951    9,654    9,115
Due to Parent Company........  24,493  17,977   21,893   18,740   13,941
Stockholders' equity.........   9,345  11,399   15,538   22,966   32,073
- - -------------

The Company has paid no cash dividends since the date of its incorporation. There were 7,500,000 shares of Common Stock outstanding during the periods prior to December 30, 1992; thereafter there were 7,800,000 shares outstanding.

Seasonality

The Company believes that, to some extent, the seasonality of its business is the result of retail clothing seasonal buying patterns and certain traditional gift-giving holidays, such as Valentine's Day, Mother's Day and the holidays which occur in December. See Note N of Notes to Financial Statements for financial information by fiscal quarter.

Description of Principal Products

Bijoux Givenchy. Bijoux Givenchy, marketed under an exclusive licensing arrangement, is a very prestigious, high quality and upscale jewelry line and is sold principally to department stores. Retail selling prices for items in the line generally range from $15 to $125 per item. The Bijoux Givenchy line is geared to be highly fashionable and, as a result, is continuously being changed and updated. However, certain items in the line, including signature jewelry, have become basic items. The Company has created a separate Bijoux Givenchy line, with more explicit designer logo identification, for the Japanese and other international markets.
The Bijoux Givenchy line's direct worldwide competitors are lines marketed under the Anne Klein, Yves St. Laurent and Christian Dior names.

Under the licensing agreement with Givenchy, the Company has exclusive worldwide marketing rights for the Bijoux Givenchy trade name through 1999, while Givenchy retains final approval of design. Under the terms of the agreement which commenced in 1975, the Company is obligated to pay a royalty on all sales under the Bijoux Givenchy trade name with minimum royalties for each fiscal year. Royalty payments historically have far exceeded the minimum in every year.

Richelieu. Richelieu, founded in 1882 and acquired by Victoria in 1979, is believed by the Company to be the oldest company in the costume jewelry business. Richelieu imports simulated pearls from independent suppliers and markets them principally to major department and chain stores and, beginning in fiscal 1993, through the Army and Air Force Exchange System worldwide. Retail selling prices for items in the line are from $7.50 to $110 per item.

Richelieu simulated pearls assume the appearance of natural pearls. Alabaster glass pearls are hand-made of high quality lampen beads by independent suppliers to the Company. These beads are covered with a sealer and then coated with pearl essence. After the "pearl" is coated, a dulling process is applied in order to achieve the look of a cultured pearl. A sealer coat is the last application to the "pearl" ensuring its lasting quality. The "pearls" are then hand knotted on silk thread.

Approximately one-half of Richelieu's business is in basic products: strand "pearls" and basic earrings. The other half of the Richelieu business is more fashion oriented with different colored, sized or shaped "pearls" being introduced yearly. Richelieu is one of the two largest distributors of simulated pearls in the United States.

R. J. Design. During the year ended June 30, 1993, the Company established a design and marketing group, R. J. Design, to capitalize on the design and manufacturing capabilities available at the Company's Warren, Rhode Island, facility. The group produces unique, proprietary items for sale to selected customers. The items include specialty lines of costume jewelry, costume-jewelry type articles and specialty recognition-award pieces of costume jewelry. The items are primarily made of cast metal and brass and are generally decorated with high quality components.

Private Label. Costume jewelry under the Citation name had been designed and manufactured by Victoria exclusively for J. C. Penney Company, Inc. ("J. C. Penney") as a private label since 1972. While J. C. Penney sells costume jewelry purchased from other manufacturers, Victoria had been the sole manufacturer of costume jewelry products sold by J. C. Penney under the Citation name. During the 1993 fiscal year, J. C. Penney and the Company collaborated in developing a new costume jewelry line to support
J. C. Penney's brand of women's ready to wear apparel, "Worthington". In the fourth quarter of the 1993 fiscal year, the Company made the initial shipments of Worthington costume jewelry to J. C. Penney and the Citation brand products were phased out. Worthington is a tailored line of merchandise that has a variety of fashion themes and is distributed to approximately 1,100 J. C. Penney stores nationwide. Retail selling prices for items in the line are $5 to $50 per item. As a result of the success of the Worthington line, the Company was selected J. C. Penney's "Jewelry Supplier of the Year". The Company is currently instituting several private label programs for other U. S. department store chains, capitalizing on the opportunity to market value-driven and styling-differentiated classic, tailored product marketed under store brand labels.

Karl Lagerfeld. During fiscal 1988, the Company acquired a license to manufacture and distribute high quality, specially designed, luxury costume jewelry under the Karl Lagerfeld trade name. Under the agreement, the Company is obligated to pay a royalty of 10% on all of its sales under the Lagerfeld trade name. The Karl Lagerfeld collection is sold in boutiques and stores with discriminating clientele. Retail prices range from $25 to $350 per item.

Design and Production

Victoria's designers identify, on an ongoing basis, fashion trends for the coming seasons. Costume jewelry is developed and screened with product merchandisers.

In the case of the Worthington line, the Company and J. C. Penney conceive, sample and finalize the line. After approval, model stock selections are created and presented to the jewelry department managers of individual J. C. Penney stores by the Company's sales staff, who then write orders.

The Company's two designer brands, Givenchy and Karl Lagerfeld, are developed in conjunction with the Paris, France studio of each designer. Initial design concepts are created in Paris and are related to the designers' runway apparel collections presented throughout the year.

The manufacturing process is labor intensive. The Company currently employs approximately 473 people solely in its design and production department and believes that its manufacturing efficiency is attributable in large part to the many years of experience and expertise of these employees.

Victoria manufactures at a plant in Warren, Rhode Island. The Company also makes use of local outside contractors to do preliminary manufacturing such as linking, gluing and polishing. The Company believes that its facilities are adequate for current and projected production requirements.

In general, the raw materials and supplies that Victoria requires are commodity goods that can be provided by many suppliers. The Company does not generally enter into long-term commitments with its suppliers and contractors.

Marketing and Distribution

Victoria's sales and marketing organization for department store and mass merchandiser business is headquartered at the Company's showroom in New York City, with a staff of approximately 55 people, including certain regional sales representatives. In addition, the Company has a regional sales office in Los Angeles with a sales staff totaling approximately 43 people. Costume jewelry lines are shown five times a year at jewelry markets in New York. The major shows are in May, for fall season buying, and in November, for spring season buying. After new lines are shown at the seasonal marketing shows, it is the responsibility of sales executives to contact buyers and merchandise managers to obtain orders and projections of future seasons' needs. Regional sales managers and associates manage various accounts and are responsible for handling returns and customer inquiries, setting up advertising and promotions and reordering. The regional sales and marketing executives also generate new business by visiting potential customers throughout the United States. In addition to the Company's sales staff, a separate sales and service group of approximately 16 independent representatives, working in conjunction with the Company's personnel, services the J. C. Penney account.

In 1987, the Company opened a wholesale outlet store in New York City to sell, for cash, small quantities of unbranded costume jewelry to independent retail stores. Beginning in the 1992 fiscal year, the Company's parent company retail outlet (primarily apparel) stores division, in cooperation with the Company, has opened 13 outlet stores featuring certain of the Company's merchandise.

Under Victoria's cooperative advertising policy, Victoria bears, to a limited extent, a portion of department stores' local advertising costs relative to the amount of advertising of the Company's products included therein.

Victoria's products are exported to markets throughout the world, primarily to Japan and western Europe and to a lesser extent to Australia, Canada, Mexico and the Near East. In addition, the Company sells to duty-free shops throughout the world. During the years ended June 30, 1994, 1993 and 1992, export sales were approximately 9%, 13% and 11% of sales, net of returns, respectively.

Significant Customers

In 1994, the Company's products were sold to approximately 400 customers, including most major department stores in the United States. During the year ended June 30, 1994, sales to one of the Company's customers, J. C. Penney, accounted for approximately 30% of the Company's total sales, net of returns. The Company has no contractual relationships with its principal customers. Goods are shipped against orders received from time to time on customary payment terms.

Backlog

The Company does not believe that the dollar amount of unfilled orders is significant to an understanding of the Company's business due to the generally short time between receipt of a customer order and shipment of the product.

Competition

The costume jewelry industry is highly fragmented and includes many small firms. The Company believes it is one of the largest manufacturers of costume jewelry in the United States. Within the industry, there are manufacturers that focus on low-margin, basic items and those that emphasize higher-margin (and higher risk) items geared to be highly fashionable. The Company believes that only a few companies, of which Victoria is one, combine manufacturing and marketing capabilities for both basic and high fashion items.

Victoria competes on the basis of design, quality, reliability as a supplier, service to a customer and price. Its major direct competitors are the Monet, Marvela and Trifari divisions of Crystal Brands, Inc., Anne Klein division of Swank, Inc., Liz Claiborne, Inc. and Napier, Inc.

Employees

As of June 30, 1994, the Company employed full time approximately 624 people, none of whom is represented by a labor union. Of these employees, approximately 38 are involved in management and administration, 13 in design, 460 in manufacturing and shipping and 113 in marketing and customer service. Of the Company's employees at June 30, 1994, 188 were salaried and 436 were paid on an hourly basis. The Company believes that its relationship with its employees is good.

Item 2.  Properties.

The following table lists the location of the Company's facilities, all of which are leased.
                                                                  Lease
                                                      Square    Expiration
                 Location                              Feet       Dates
                 --------                             --------  ---------
    Warren, RI  (Manufacturing facility)............  40,000    June 1996
    Warwick, RI  (Offices, warehousing
                   and distribution)................  35,000    June 1996
    Providence, RI  (warehouse).....................  15,000    July 1995
    New York, NY  (Offices and showroom)............  17,100    July 2013
                  (Showroom)........................   2,800    March 2001
    Los Angeles, CA  (Showroom).....................   1,100    Feb 1996

The Company leases its Warren, Rhode Island and Warwick, Rhode Island facilities from UM&M under leases expiring in June 1996 at a total cost of $317,000 a year (subject to annual cost-of-living adjustments). See Item 13 below.

The Company's manufacturing facility, based on a one shift a day operation, operated at approximately 85% of capacity during the year ended June 30, 1994.

The Company believes that each of its facilities is well maintained and properly equipped for its purpose.


Item 3.  Legal Proceedings.

The Company is a defendant in various lawsuits. It is not expected that these suits will result in judgements which in the aggregate would have a material adverse effect on the Company's financial position; accordingly, no such lawsuit is described herein.

Item 4.  Submission of Matters to a Vote of Security Holders.

None

                                  PART II

Item 5.  Market for the Registrant's Common Equity and Related
           Stockholder Matters.

The Company's Common Stock traded on The Nasdaq SmallCap Market through June 15, 1993, at which time it began trading in the over-the-counter market. The stock is currently quoted on the OTC Bulletin Board operated by National Association of Securities Dealers, Inc. The approximate number of holders of the Common Stock of the Company at August 31, 1994 was 500. The following table sets forth the high and low bid prices of the Company's Common Stock. The market quotations may reflect inter-dealer prices, without retail mark-up or mark-down or commission, and may not necessarily represent actual transactions.
                                                      Market Quotations
                                                      ------------------
     Fiscal Year    Fiscal Quarter Ended                High      Low
     -----------    --------------------              --------  --------
        1994         June 30, 1994                    $ 0.0626  $ 0.0625
                     March 31, 1994                     0.1875    0.0625
                     December 31, 1993                  0.25      0.0625
                     September 30, 1993                 0.1875    0.0625

        1993         June 30, 1993                    $ 0.1875  $ 0.1875
                     March 31, 1993                     0.1875    0.125
                     December 31, 1992                  0.1875    0.125
                     September 30, 1992                 0.1875    0.1875


The Company has never declared nor paid a cash dividend on its Common Stock, and the Company's Board of Directors presently intends to retain any earnings for use in the business.

Item 6.  Selected Financial Data.

The information required by the Item is found in Part I, Item 1.

Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.

The information required by this Item is found on page F-3.

Item 8.  Financial Statements and Supplementary Data.

See index on page F-1.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                 PART III

Item 10. Directors and Executive Officers of the Registrant.

Information required under this item with respect to the Directors is contained in the Registrant's 1994 Proxy Statement, pursuant to Regulation 14A, which is incorporated herein by reference.

Set forth below are the names, ages, present positions and business experience during the last five years of all current Executive Officers of the Company. Officers are appointed to serve until the meeting of the Board of Directors following the next Annual Meeting of Stockholders and until their successors have been elected and have qualified.

Name               Age   Present Position        Business Experience
- - ----               ---   ----------------        -------------------
Uzi Ruskin          49   Chairman of the         President, Chief
                          Company and             Executive and Chief
                          Director                Operating Officer of
                                                  UM&M;  Chairman of the
                                                  Company since October
                                                  1993

Patricia Stensrud   46   President and Chief     Vice President of
                          Executive Officer       Marketing of Hambrect
                          of the Company and      Terrell International
                          Director                from 1989 to April 1990;
                                                  Executive of the Company
                                                  since May 1990.
                                                  Executive Vice President
                                                  - Sales and Marketing of
                                                  the Company from June
                                                  1992 to July 1993;
                                                  President and Chief
                                                  Executive Officer of the
                                                  Company since July 1993

Richard M. Andreoli  38  Executive Vice          Executive of the Company
                          President and           since 1982.  Senior Vice
                          Chief Operating         President -  Operations
                          Officer of the          of the Company from
                          Company and             September 1991 to May
                          Director                1992; Executive Vice
                                                  President - Operations
                                                  of the Company since
                                                  May 1992; Chief
                                                  Operating Officer of the
                                                  Company since July 1993

Norman R. Forson    65   Senior Vice President   Senior Vice President and
                          and Treasurer of the    Chief Financial Officer
                          Company                 of Jonathan Logan
                                                  Division of UM&M since
                                                  1985; Senior Vice
                                                  President and
                                                  Comptroller of UM&M
                                                  since 1987
                                     8

Edgar L. Brinkworth 51   Vice President and      Vice President and
                          Controller of the       Controller of the
                          Company                 Company since 1987

Item 11. Executive Compensation.
Information required under this item is contained in the Registrant's 1994 Proxy Statement, pursuant to regulation 14A, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management. Information required under this item is contained in the Registrant's 1994 Proxy Statement, pursuant to regulation 14A, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.
Information required under this item is contained in the Registrant's 1994 Proxy Statement, pursuant to regulation 14A, which is incorporated herein by reference.

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

 Item 14(a) 1. and 2. Financial Statements and Schedules - See "Index to Financial Statements, Schedules and Management's Discussion and
 Analysis" on page F-1.

 Item 14(a) 3.  Exhibits
  (3)  Articles of Incorporation and Bylaws.

    (3) 1. Composite Certificate of Incorporation. Incorporated by reference to Exhibit 3 (a) to the Registration Statement of the Registrant on Form S-1, File No. 33-7125. Amendment dated May 24, 1993 incorporated by reference to Form 10-K filed by the Registrant for the year ended June 30, 1003.

    (3) 2. Bylaws. Incorporated by reference to Exhibit 3 (b) to the Registration Statement of the Registrant on Form S-1, File No. 33-7125.

  (4) Instruments defining the rights of security holders, including indentures.
    (4) 1. 1986 Stock Option Plan. Incorporated by reference to Exhibit 10(m) to the Registration Statement of the Registrant on Form S-1, File No. 33-7125.

    (10)  Material Contracts. (see Exhibit Index, Page E-1)

 Item 14(b) Registrant filed a report on Form 8-K on July 14, 1994, which reported that, on June 30, 1994, the registrant repaid its indebtedness to its senior lender by borrowing $13 million from another lender and approximately $5.6 million from its Parent Company. The report included as exhibits the Secured Promissory Note and the Loan and Security Agreement between the Registrant and the new lender. See Note D of Notes to Financial Statements included elsewhere herein for further information regarding this matter.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Annual Report to be signed on behalf by the undersigned, thereunto duly authorized.

Dated:  September 20, 1994           VICTORIA CREATIONS, INC.
                                        (Registrant)


                                     By /s/ Norman R. Forson
                                         Norman R. Forson
                                        Senior Vice President,
                                         Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, which include the Principal Executive Officer, the Principal Accounting Officer and a majority of the Board of Directors, on behalf of the Registrant and in the capacities and on the dates indicated:


/s/ Patricia Stensrud        President and Chief         September 20,1994
    Patricia Stensrud         Executive Officer and
                              Director (Principal
                              Executive Officer)


/s/ Edgar L. Brinkworth      Vice President and         September 20, 1994
    Edgar L. Brinkworth       Controller (Principal
                              Accounting Officer)


/s/ Richard M. Andreoli      Executive Vice President   September 20, 1994
    Richard M. Andreoli       and Chief Operating
                              Officer and Director


/s/ Paul B. Markovits        Director                   September 20, 1994
    Paul B. Markovits


/s/ Uzi Ruskin               Chairman and               September 20, 1994
    Uzi Ruskin                Director


/s/ Robert J. Swartz         Director                   September 20, 1994
    Robert J. Swartz


/s/ Thomas J. Tisch          Director                   September 20, 1994
    Thomas J. Tisch

                         VICTORIA CREATIONS, INC.

                                 FORM 10-K

                 INDEX TO FINANCIAL STATEMENTS, SCHEDULES
                 AND MANAGEMENT'S DISCUSSION AND ANALYSIS


                                                                      Page
Statement of Operations for the three years ended June 30, 1994 ..... F-2

Management's Discussion and Analysis of Financial Condition
  and Results of Operations ......................................... F-3

Balance Sheet as of June 30, 1994 and 1993 .......................... F-6

Statement of Cash Flows for the three years
  ended June 30, 1994 ............................................... F-7

Notes to Financial Statements........................................ F-8

Independent Auditors' Report......................................... F-15




Schedules have been omitted because they are inapplicable or because the required information is included in the financial statements and notes thereto.

                         VICTORIA CREATIONS, INC.
                         STATEMENT OF OPERATIONS
                              (000 omitted)




                                                 Year Ended June 30,
                                            ----------------------------
                                               1994      1993      1992
                                            --------  --------  --------
Net sales.................................. $ 42,569  $ 42,179  $ 39,789

Cost of goods sold.........................   23,744    24,165    24,110
                                            --------  --------  --------
                              Gross Profit  $ 18,825  $ 18,014  $ 15,679

Selling, general and administrative expenses  18,642    18,995    19,493
                                            --------  --------  --------
                   Operating Income (Loss)  $    183  $   (981) $ (3,814)

Other income (expense):
  Interest expense - Notes D and G.........   (1,574)   (2,546)   (3,023)
  Amortization of goodwill.................     (720)     (720)     (720)
  Royalty income...........................       84       110       169
                                            --------  --------  --------
                  Loss before Income Taxes  $ (2,027) $ (4,137) $ (7,388)

Provision for income taxes - Note F.......        27        40        40
                                            --------  --------  --------
                                  Net Loss  $ (2,054) $ (4,177) $ (7,428)
                                            ========  ========  ========

Average common shares outstanding (Note A)     7,800     7,650     7,500

Net Loss Per Share - Note A...............  $  (0.26) $  (0.55) $  (0.99)


See notes to financial statements.

                         VICTORIA CREATIONS, INC.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                         (Not Covered by Report of
                 Independent Certified Public Accountants)

The Company is a 79%-owned subsidiary of United Merchants and Manufacturers, Inc. ("UM&M" or "Parent Company").

Results of Operations

Net sales in the fiscal year ended June 30, 1994 increased by 1% to $42.6 million from $42.2 million in fiscal 1993. The increase in the 1994 fiscal year resulted from increased net sales in the first and third quarters of the current fiscal year. Sales in the fourth quarter were approximately equal to those of the same quarter last year even though last year's fourth quarter included shipments for an initial launch of a new (for the Company) label for the Company's largest customer. Consumer interest remained strong for the Company's branded label merchandise, Givenchy, Richelieu and Lagerfeld. Sales of the Company's private label merchandise increased over those of the prior fiscal year. R. J. Design, the Company's factory-direct design and manufacturing business which is focused on providing unique, proprietary products to certain customers, also showed sales increases in the 1994 fiscal year over the 1993 year. Overall, unit sales and average unit price increased slightly during the current fiscal year versus the 1993 fiscal year.

Net sales in the fiscal year ended June 30, 1993 increased by 6%, to $42.2 million from $39.8 million in fiscal 1992. The increase in the 1993 fiscal year resulted from improved sales in both the third and fourth fiscal quarters over sales of the same quarters in the prior fiscal year. Sales for the first six months of fiscal 1993 were lower than the those of the comparable period in fiscal 1992 as a result of conservative buying by the Company's largest customers, the major department stores. During the second half of the fiscal 1993 year, sales of the Company's designer merchandise, Givenchy, Lagerfeld and Richelieu, increased. The increased sales in fiscal 1993 also reflect increased sales in the Company's R. J. Design factory direct business. The conservative buying by the Company's customers during the first six months of the 1993 fiscal year resulted in lower unit sales during the year which were offset by increased average unit prices.

While net sales increased in the 1994 fiscal year over the 1993 year, cost of goods sold decreased 2%, reflecting the Company's continued emphasis on manufacturing and purchasing efficiencies. The resulting gross profit for the current year increased 5% over that of the year ended June 30, 1993. The disposal of out-of-season merchandise, which is sold at lower than the

Company's normal margin, was at a lower rate during the fiscal 1994 year as management emphasized improved forecasting to reduce the amount of such merchandise available to be sold through off-price channels.

Cost of goods sold for the year ended June 30, 1993 was approximately the same as that of the 1992 fiscal year. While there was an increase in net sales, the expected increase in cost of goods sold for fiscal 1993 was offset by higher gross profit on the sales. During the 1993 fiscal year, the Company continued to dispose of out-of-season inventory at approximately the same dollar volume as in the prior year. As a result of the increased net sales and improved gross profit percentage on sales, gross profit for the year ended June 30, 1993 increased 15% over that of fiscal 1992.

As a percentage of net sales, gross profit for the current year increased by 2% over that of the 1993 fiscal year which in turn had increased by 3% over that of fiscal 1992.

The Company continues to exercise strict budgeting controls and spending restraints resulting in a decrease of 2% in selling, general and administrative expenses during the fiscal 1994 year compared to those in fiscal 1993. Selling, general and administrative expenses decreased 3% in the year ending June 30, 1993 from those of the fiscal 1992 year. On an absolute basis, selling, general and administrative expenses decreased by $0.4 million in fiscal 1994 and by $0.5 million in fiscal 1993 compared with the prior year.

Interest expense for the year ended June 30, 1994 was $972,000 lower than that reported for fiscal 1993. The decrease was due to the waiving of interest by the Parent Company on the amount due to it for the entire fiscal year. If the Parent Company had not waived the interest due to it, interest expense for the 1994 fiscal year would have been approximately $1.5 million greater than the interest expense reflected in the statement of operations. Interest expense for the year ended June 30, 1993 was $477,000 lower than that reported for fiscal 1992. The decrease was primarily due to the waiving of the interest by the Parent Company on the amount due to it for the three months ended June 30, 1993. If that interest had not been waived, interest expense for fiscal 1993 would have been approximately $ 115,000 lower than that reported in fiscal 1992 as a result of lower interest rates which more than offset higher average borrowings.

See Note F of Notes to Financial Statements for information regarding income taxes.

Liquidity and Capital Resources

The Company has generally met its capital requirements from internally generated funds and borrowings from its Parent Company and, until June 30, 1994, from its factor. See Notes D and G of Notes to Financial Statements for more information regarding borrowings from the Parent Company and the factor. On June 30, 1994, the Company repaid its indebtedness to its factor by borrowing $13.0 million from another lender and approximately $5.6 million from its Parent Company. The borrowing from the other lender consisted of $2.0 million under a secured promissory note and the balance under a revolving loan and security agreement. See Note D for further information regarding these borrowings from the new lender.


Short-term needs for working capital will be borrowed under the revolving loan mentioned above. The Company does not anticipate increased needs for long-term borrowings.

On December 30, 1992, as an incentive to certain of its key employees, the Company sold 300,000 shares of its Common Stock to those employees. See Note E of Notes to Financial Statements.

Working capital at June 30, 1994 was $23.9 million compared with $5.1 million at June 30, 1993, (1993 included the loan to factor as a current liability) primarily reflecting the debt restructuring described above. The Company's current ratio of 7.9 to 1 at June 30, 1994 is deemed adequate for the Company's current financial position and needs.

                         VICTORIA CREATIONS, INC.
                              BALANCE SHEET
                              (000 omitted)
                                                           June 30,
                                                      ------------------
                                                        1994      1993
                                                      --------  --------
                      ASSETS
Current Assets:
    Cash..............................................  $     72  $
148
    Receivables - Notes B and D.......................     8,359
7,439
    Inventories - Notes C and D.......................    17,994
18,159
    Other current assets..............................       916
744
                                                      --------  --------
                                Total Current Assets  $ 27,341  $ 26,490
Plant and Equipment:
  Machinery and equipment...........................  $  2,877  $  2,758
  Leasehold improvements............................     1,889     1,842
  Capitalized equipment leases......................       362       362
                                                      --------  --------
                                                      $  5,128  $  4,962
  Less accumulated depreciation.....................     3,812     3,507
                                                      --------  --------
                             Net Plant and Equipment  $  1,316  $  1,455
Other Assets:
  Goodwill - Note A.................................  $ 21,430  $ 22,150
  Other.............................................       586       661
                                                      --------  --------
                                                      $ 22,016  $ 22,811
                                                      --------  --------
                                                      $ 50,673  $ 50,756
                                                      ========  ========
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Notes payable - Note D............................  $      0  $ 18,915
  Accounts payable..................................     2,315     1,592
  Accrued expenses and other liabilities............     1,129       873
                                                      --------  --------
                           Total Current Liabilities  $  3,444  $ 21,380

Long-term debt - Note D.............................    13,391         0

Due to Parent Company - Note G......................    24,493    17,977

Stockholders' Equity - Notes E and J:
  Common stock, $0.01 par value; 10 million shares
    authorized; 7.8 million shares outstanding......  $     58  $     58
  Additional paid-in capital........................    32,998    32,998
  Retained earnings (deficit).......................   (23,711)  (21,657)
                                                      --------  --------
                          Total Stockholders' Equity  $  9,345  $ 11,399
                                                      --------  --------
                                                      $ 50,673  $ 50,756
                                                      ========  ========
See notes to financial statements.
                                    F-6

                         VICTORIA CREATIONS, INC.
                         STATEMENT OF CASH FLOWS
                              (000 omitted)

                                                Year Ended June 30,
                                            ----------------------------
                                              1994      1993      1992
                                            --------  --------  --------
Cash Flows from Operating Activities:
 Net loss.................................. $ (2,054) $ (4,177) $ (7,428)
 Add back items not requiring cash in the
  current period:
   Depreciation and amortization...........    1,026     1,057     1,138
 Decrease (Increase) in Current Assets:
  Receivables..............................     (920)   (3,449)      474
  Inventories..............................      165     2,055     1,858
  Other current assets.....................     (172)      107       206
 Increase (Decrease) in Current Liabilities:
  Accounts payable.........................      723       562      (450)
  Accrued expenses and other liabilities...      256         2      (215)
 Other - net...............................       75         6        12
                                            --------  --------  --------
      Net Cash Used by Operating Activities $   (901) $ (3,837) $ (4,405)

Cash flows from Investing Activities:
 Additions to plant and equipment.......... $   (170) $   (171) $    (49)
 Dispositions of plant and equipment.......        3         -         -
                                             -------- --------  ---------
      Net Cash Used by Investing Activities $   (167) $   (171) $    (49)

Cash Flows from Financing Activities:
 Notes payable............................. $(18,915) $  7,964  $  1,297
 Increase in long-term debt................   13,391
 Due to Parent Company.....................    6,516    (3,916)    3,153
 Proceeds from sale of Common Stock........        -        38         -
                                            --------  --------  --------
  Net Cash Provided by Financing Activities $    992  $  4,086  $  4,450
                                            --------  --------  --------
            Net Increase (Decrease) in Cash $    (76) $     78  $     (4)

Cash at beginning of year..................      148        70        74
                                            --------  --------  --------
                        Cash at End of Year $     72  $    148  $     70
                                            ========  ========  ========
- - ----------
Supplemental disclosure:
 Cash payments for:
  Interest................................. $  1,574  $  1,259  $  1,945
  Income taxes.............................       27        40        40

See notes to financial statements.

                         VICTORIA CREATIONS, INC.
                       NOTES TO FINANCIAL STATEMENTS

The Company is a 79%-owned subsidiary of United Merchants and Manufacturers, Inc. (the "Parent Company").


NOTE A - Summary of Significant Accounting Policies

Inventories are valued at the lower of cost (first-in, first-out method) or market.

Plant and equipment are carried at cost. Depreciation and amortization are computed using the straight-line method over the following range of estimated useful lives:

     Machinery and equipment...............  3 to 10 years
     Leasehold improvements................  5 to 10 years
     Capitalized leases....................  5 to  8 years

Goodwill is being amortized by the straight-line method over 40 years. Accumulated amortization of goodwill amounted to $6,585,000 and $5,865,000 at June 30, 1994 and 1993, respectively.

Net loss per share is computed based on the weighted average number of shares of Common Stock outstanding during the periods. See Note E.

NOTE B - Receivables

Substantially all of the Company's trade accounts receivable have been sold to a factor. The amounts shown in the balance sheet are net of allowances of $990,000 as of June 30, 1994 and $792,000 as of June 30, 1993.

NOTE C - Inventories

Inventories consist of:
                                                        (000 omitted)
                                                      ------------------
                                                           June 30,
                                                      ------------------
                                                        1994      1993
                                                      --------  --------
    Raw materials...................................  $  5,551  $  6,045
    Work in process.................................       705       547
    Finished goods..................................    11,738    11,567
                                                      --------  --------
                                                      $ 17,994  $ 18,159
                                                      ========  ========

Note D - Notes Payable/Long-Term Debt

The amount borrowed as notes payable/long-term debt fluctuates based on the Company's cash availability or requirements.

On June 30, 1994, the Company repaid its indebtedness to its senior secured lender by borrowing $13 million from another lender and approximately $5.6 million from its Parent Company. The borrowing from the other lender consisted of $2 million under a secured promissory note and the balance under a revolving loan and security agreement. These borrowings are secured by substantially all of the Company's assets, are due June 30, 1996, may be prepaid without premium or penalty and bear interest at the rate of 2% a month.

Prior to June 30, 1994, notes payable amounts were borrowed from the Company's factor. The amount outstanding was secured by the Company's receivables and inventory and interest was charged at 2% a year over a bank's reference rate.

Selected information with regard to the notes payable to the factor is as follows:
                                                        (000 omitted)
                                                      ------------------
                                                      Year Ended June 30
                                                      ------------------
                                                        1994      1993
                                                      --------  --------
Maximum amount outstanding (at any month end)........ $ 17,963  $ 18,915
Average amount outstanding during period.............   16,403    14,241
Interest paid to factor..............................    1,565     1,287
Weighted average interest rate during period -
 (based on average amount outstanding)...............      9.5%     9.0%


NOTE E - Stockholders' Equity

On December 30, 1992, as an incentive to certain of its key employees, the Company sold 300,000 shares of authorized, but previously unissued, Common Stock to those employees. The sale of these shares increased the number of outstanding shares of Common Stock from 7.5 million to 7.8 million.
The shares are not registered under the Securities Act of 1933, as amended. These unregistered shares were sold for cash at a value, based on market quotations of the Company's publicly-traded Common Stock, of $0.125 a share.

The only other changes in stockholders' equity during the three years ended June 30, 1994 have been the addition of net losses to retained earnings (deficit).

NOTE F - Income Taxes

Through December 30, 1992, the results of operations of the Company were included in the consolidated Federal and certain state income tax returns of the Parent Company. The provision for income taxes was computed based on the earnings (loss) as reflected in the financial statements, using applicable Federal and state income tax law and rates, as if the Company were filing separate income tax returns. The amount which would have been payable to the applicable taxing authorities was paid to the Parent Company.

Effective December 30, 1992, as a result of the sale of Common Stock (see Note E above), the Parent Company's ownership of the Company dropped below the percentage required for consolidation for income tax purposes and, therefore, the results of operations of the Company will not be included in consolidated Federal and certain state income tax returns of the Parent Company.

The provision for income taxes consists of:
                                                   (000 omitted)
                                            ----------------------------
                                                 Year Ended June 30,
                                            ----------------------------
                                              1994      1993      1992
                                            --------  --------  --------
Current income taxes:
  State and local........................   $     27  $     40  $     40
                                            ========  ========  ========

A reconciliation of the United States statutory Federal corporate income tax rate to the effective rate of the provision for income taxes is as follows:
                                                 Year Ended June 30,
                                            ----------------------------
                                              1994      1993      1992
                                            --------  --------  --------
Statutory rate.............................   (34.0)%   (34.0)%   (34.0)%
Increase (decrease) in taxes arising from
 effect of:
  State and local income taxes, net of
   Federal tax benefit.....................     0.9       0.6       0.4
  Amortization of goodwill.................    12.1       5.9       3.3
  Losses not resulting in tax benefit......    22.3      28.5      30.8
                                            --------  --------  --------
Effective rate.............................     1.3 %     1.0 %     0.5 %
                                            ========  ========  ========

At June 30, 1994, the Company had unused net operating loss carryforwards of approximately $38.1 million, of which $3.6 million expire in 2003, $11.3 million in 2005, $10.0 million in 2006, $7.4 million in 2007, $3.8 million in 2008 and $1.1 million in 2009.

NOTE G - Related Party Transactions

Prior to 1991, the Parent Company acted as a banker for the Company. The Company would borrow from the Parent Company funds necessary to meet operational and capital needs, and lend funds to the Parent Company when the Company had excess funds available. During the 1991 fiscal year, the Company established banking facilities with a factor and no longer relies on the Parent Company to be its banker. The Company currently owes the Parent Company for borrowings, for interest expense on amounts due, for rent and for amounts paid by the Parent Company on behalf of the Company which were not reimbursed by the Company. The Company is charged interest on its net outstanding balance with the Parent Company at the annual rate paid by the Parent Company on its borrowings; however the Parent Company has waived the interest due to it for the fourth quarter of fiscal 1993 and for the 1994 fiscal year. There is no repayment schedule for this debt and the Parent Company has indicated that it has no intention of making demands for payment during the 1995 fiscal year.

Selected information with regard to the amount due to Parent Company is as follows:
                                                        (000 omitted)
                                                      ------------------
                                                      Year Ended June 30
                                                      ------------------
                                                        1994      1993
                                                      --------  --------
Maximum amount outstanding (at any month end)........  $24,493   $21,545
Average amount outstanding during period.............   18,846    20,076
Interest paid to Parent Company .....................        0     1,259
Weighted average interest rate during period (interest
 paid divided by average amount outstanding).........        0%      6.3%

- - ----------
Note - The Parent Company waived interest on the amount due to it for the three months ended June 30, 1993 and for the year ended June 30, 1994.


The Company leases two buildings from the Parent Company at a total cost of $317,000 a year (subject to annual cost-of-living adjustments). The Company pays all expenses of the buildings on a triple net lease basis.

During the years ended June 30, 1994 and 1993, sales to the Parent Company's retail outlet stores were approximately $702,000 and $670,000, respectively.

Under a service agreement, the Parent Company performs certain limited administrative functions, including data processing services, for the Company. These functions were performed by the Company prior to its acquisition. The Company believes that if it were to resume responsibility for these services, the additional cost to the Company would be minimal. Accordingly, the Parent Company has not charged the Company for these services.
                                   F-11

NOTE H - Commitments and Contingencies

Rental expense for real property, machinery and equipment was $1,006,000, $1,068,000, and $1,370,000 for the years ended June 30, 1994, 1993 and
1992, respectively. These amounts include rent paid to the Parent Company for the lease of two buildings (see Note G above).

At June 30, 1994, minimum rental commitments under non-cancellable operating leases (including leases with the Parent Company), primarily for real property, machinery and equipment, are as follows:

    Year ending                                                   (000
     June 30,                                                   omitted)
    -----------                                                 --------
       1995...................................................  $  1,110
       1996...................................................     1,061
       1997...................................................       764
       1998...................................................       761
       1999...................................................       805
       Thereafter.............................................    10,347


Under the present terms of certain agreements, the Company is obligated to pay royalties based on sales of certain product lines with minimum royalty payments of $730,000 in the year ending June 30, 1995, $767,500 in 1996, $802,500 in 1997, $837,500 in 1998, $641,250 in 1999 and $213,750 for the
first six months of fiscal 2000.

NOTE I - Supplemental Information

                                                   (000 omitted)
                                            ----------------------------
                                                 Year ended June 30
                                            ----------------------------
                                              1994      1993      1992
                                            --------  --------  --------
Advertising expense.......................  $  2,215  $  2,221  $  2,574
Royalty expense...........................     1,304     1,401     1,576

NOTE J - Stock Options

1986 Stock Option Plan:

The 1986 Stock Option Plan provides for the granting of options to officers and other key employees to purchase an aggregate of 200,000 shares of Common Stock of the Company. Such options are required to have an exercise price of not less than fair market value of the shares on the date the option is granted. Some or all of the options may be granted as "incentive stock options" within the meaning of the Internal Revenue Code of 1954, as amended.

Transactions under this Plan for the three years ended June 30, 1994 are as follows:
                                                             (000 omitted)
                                                             -------------
                                  Number of                      Total
                                   Shares    Price per Share     Price
                                  --------  ------------------  --------
Outstanding at June 30, 1991        35,500  $ 1.25 to $10.75    $    282
Granted..........................  110,000    0.34 to   1.00          44
Cancelled........................  (45,500)   1.00 to  10.75        (292)
                                  --------                      --------
Outstanding at June 30, 1992,
  1993 and 1994..................  100,000      $ 0.34375       $     34
                                  ========                      ========
Exercisable at:
  June 30, 1993...................  25,000
  June 30, 1994...................  50,000
Available for future grant:
  June 30, 1993 and 1994.......... 100,000

Other Options:

On July 7, 1986 the Company granted to the Parent Company an option to purchase 800,000 shares of Common Stock of the Company at $10.80 a share. The option is exercisable in whole or part until August 31, 1996.

As of June 30, 1992 and 1993, an executive of the Company held options to purchase 250,000 shares of Common Stock of the Company at prices ranging from $5.25 to $1.125 a share. During fiscal 1994, the executive ceased to be an employee of the Company and the options were canceled.

NOTE K - Retirement Savings Plan

The Company has a Retirement Savings Plan which includes the salary deferral feature afforded by Section 401(k) of the Internal Revenue Code. The Plan covers substantially all employees of the Company. Under the Plan, covered employees may make pre-tax contributions of up to 10% of salary (but not to exceed the Internal Revenue Service limits in any one year) to their Plan account. For those employees whose annual salary is less than $40,000, the Company contributes a matching amount equal to 20% of the employee's contribution at the time of the employee's contribution. For those employees whose annual salary is $40,000 or greater, the Company makes no contribution. During the years ended
June 30, 1994, 1993 and 1992, the Company's contributions to, and expenses of, the Plan were $40,000; $70,000 and $94,000, respectively.

NOTE L - Business Segment

The Company consists of one business segment, the design, manufacture and distribution of costume jewelry.

NOTE M - Major Customers

During the years ended June 30, 1994, 1993 and 1992, one customer's purchases amounted to approximately 30%, 29% and 26%, respectively, of the Company's sales, net of returns.

NOTE N - Quarterly Results (Unaudited)

The following summarizes the quarterly operating results of the Company for the years ended June 30, 1994 and 1993.

                                          (000 omitted)
                        ------------------------------------------------
                                         Quarter Ended
                        ------------------------------------------------
                         Sep 30    Dec 31    Mar 31   June 30    Total
                        --------  --------  --------  --------  --------
Year ended June 30, 1994:
 Net sales...........  $ 11,108  $  9,616  $ 10,593  $ 11,252  $ 42,569
 Gross profit........     5,390     3,305     4,925     5,205    18,825
 Net earnings (loss).       165    (2,066)     (100)      (53)   (2,054)
 Net earnings (loss)
   per share..........      0.02     (0.26)    (0.01)    (0.01)    (0.26)

Year ended June 30, 1993:
 Net sales...........  $ 11,042  $ 10,487  $  9,018  $ 11,632  $ 42,179
 Gross profit........     5,393     4,567     3,509     4,545    18,014
 Net loss............      (455)   (1,013)   (1,810)     (899)   (4,177)
  Net loss per share..     (0.06)    (0.14)    (0.23)    (0.12)    (0.55)

                       INDEPENDENT AUDITORS' REPORT




The Board of Directors,
Victoria Creations, Inc.:

We have audited the balance sheets of Victoria Creations, Inc. as of June 30, 1994 and 1993 and the related statements of operations and cash flows for each of the years in the three-year period ended June 30, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Victoria Creations, Inc. as of June 30, 1994 and 1993, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 1994, in conformity with generally accepted accounting principles.





    KPMG Peat Marwick LLP



New York, New York
September 20, 1994

                         VICTORIA CREATIONS, INC.

                                 FORM 10-K

                             INDEX TO EXHIBITS


Certain exhibits to this Annual Report on Form 10-K have been incorporated by reference. For a list of these exhibits see Item 14 hereof.

The following exhibits are being filed herewith:

Exhibit No.
    (10)    Material Contracts

       (10) a. Givenchy License Agreement dated as of January 1, 1994 between the Company and Givenchy Corporation is filed herewith as Exhibit E-1

       (10) b. Karl Lagerfeld License Agreement dated as of September 1987 among the Company and Karl Lagerfeld is incorporated herein by reference to Registrant's Annual Report on Form 10-K for the year ended June 30, 1989. Amendment No. 2 dated April 27, 1994 is filed herewith as Exhibit E-2.

       (10) c. Edgar L. Brinkworth - Employment agreement dated February 27, 1990 is incorporated herein by reference to Registrant's Annual Report on Form 10-K for the year ended June 30, 1990.

       (10) d. Richard M. Andreoli - Employment agreement dated June 30, 1993 is incorporated herein by reference to Registrant's Annual Report on Form 10-k for the year ended June 30, 1993.

       (10) e. Patricia J. Stensrud - Employment agreement dated June 30, 1993 is incorporated herein by reference to Registrant's Annual Report on Form 10-k for the year ended June 30, 1993.

       (27) Financial Data Schedule as of and for the year ended June 30, 1994 is filed herewith as Exhibit E-3.