Form 10-Q
period 1994-09-30
VICTORIA CREATIONS INC
filed 1994-11-14
CIK 796812

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                            ------------------

                                 FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 1994



                      Commission File Number 0-15238


                       VICTORIA CREATIONS, INC.
          (Exact name of registrant as specified in its charter)


             Rhode Island                                  05-0301429
    (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                    Identification No.)


        30 Jefferson Park Rd.
        Warwick, Rhode Island                                  02888
        (Address of principal                                (Zip Code)
         executive offices)


Registrant's telephone number, including area code            401-467-7150


Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                        Yes [X].  No  [ ].


At November 11, 1994, there were 7,800,000 shares of the registrant's Common Stock, Par Value $0.01 a share, outstanding.

VICTORIA CREATIONS, INC.


INDEX

                                                        Page No.
                                                        --------
Part I - Financial Information

    Statement of Operations.................................3

    Management's Discussion and Analysis of
      Financial Condition and Results of Operations.........4

    Balance Sheet ..........................................6

    Statement of Cash Flows.................................7

    Notes to Financial Statements ..........................8



Part II - Other Information ................................10

    VICTORIA CREATIONS, INC.

    Part I - Financial information



    VICTORIA CREATIONS, INC.
    Statement of Operations

                                                           (000 omitted)
                                                        -------------------
                                                         THREE MONTHS ENDED
                                                            SEPTEMBER 30
                                                        -------------------
                                                           1994      1993
                                                        --------- ---------

    Net sales...........................................  $14,744   $11,108

    Cost of goods sold..................................    7,630     5,718
                                                        --------- ---------
                                           Gross Profit    $7,114    $5,390

    Selling, general and administrative expenses........    4,957     4,671
                                                        --------- ---------
                                       Operating Income    $2,157      $719

    Other income (expense):
     Interest expense-Note C............................     (973)     (396)
     Amortization of goodwill...........................     (180)     (180)
     Royalty income.....................................       14        29
                                                        --------- ---------
                           Earnings before Income taxes    $1,018      $172

    Provision for income taxes..........................        6         7
                                                        --------- ---------
                                           Net Earnings    $1,012      $165
                                                        ========= =========


    Average common shares outstanding...................    7,800     7,800

    Net Earnings per share..............................    $0.13     $0.02


    See notes to financial statements.

VICTORIA CREATIONS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS
  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is a 79% owned subsidiary of United Merchants and Manufacturers, Inc. ("UM&M" or "Parent Company").

RESULTS OF OPERATIONS

Net sales of the Company for the three months ended September 30, 1994 of $14.7 million increased 33% over the $11.1 million reported for the comparable period ended September 30, 1993. The increase in sales resulted from both the Company's branded label merchandise, Givenchy, Richelieu and Lagerfeld, and the Company's private label business. Consumer interest continued strong for the branded label merchandise and the Company continues to emphasize product development to provide new and unique private label programs for its customers. Sales of out-of-season merchandise (which is sold at lower than the Company's normal margin) declined from that of the prior year's same three months reflecting the Company's focus on forecasting and inventory control which reduced the quantities of inventory available for such sales. Unit sales, excluding out-of-season merchandise, for the current year's quarter increased 34% over those of the comparable quarter last year while average unit prices remained constant.

Cost of goods sold for the current quarter increased 33% from that of the three months ended September 30, 1993 tracking the increase in net sales.

The resulting gross profit for the quarter ended September 30, 1994 increased 32% over that of the prior year's same quarter. As a percentage of net sales, gross profit for the current quarter was the same as that of the three months ended September 30, 1993.

Selling, general and administrative expenses increased 6% in the current year's quarter from those of the three months ended September 30, 1993. The increase is primarily attributable to sales volume related expenses such as commissions, advertising and royalties expenses.

Although average borrowings, other than from the Parent Company, were lower during the current quarter, interest expense for the three months ended September 30, 1994 increased $577,000 from that of the prior year's same quarter. The increase was due the increased interest rate on the secured loans. The Parent Company waived the interest on the amount due to it for both of the three month periods ended September 30, 1994 and 1993. If that interest had not been waived, interest expense would have been approximately $575,000 and $365,000 greater than that shown in the statement of operations for the three months ended September 30, 1994 and 1993, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company has generally met its capital requirements from internally generated funds and borrowings from its Parent Company and, until June 30, 1994, from its factor. On June 30, 1994, the Company repaid its indebtedness to its factor by borrowing from another lender and its Parent Company.

Short term needs for working capital will be borrowed under a revolving loan from the new lender. The Company does not anticipate increased needs for long-term borrowings other than to repay the current lender.

Working capital amounts to $28.3 million at September 30, 1994 and was $23.9 million at June 30, 1994, an increase of $4.4 million. The Company's current ratio of 6.4 to 1 at September 30, 1994 is deemed adequate for the Company's present financial position and needs.

    VICTORIA CREATIONS, INC.
    Balance Sheet                                          (000 omitted)
                                                        -------------------
                                                          SEP 30   JUNE 30
                                                           1994      1994
                                                        --------- ---------
                           ASSETS
    Current Assets:
     Cash...............................................     $232       $72
     Receivables, net of allowances of $968,000 at
      September 30, 1994 and $990,000 at June 30, 1994..   11,781     8,359
     Inventories........................................   20,398    17,994
     Other current assets...............................    1,053       916
                                                        --------- ---------
                                   Total Current Assets   $33,464   $27,341
    Plant and Equipment:
     Machinery and equipment............................   $2,907    $2,877
     Leasehold improvements.............................    1,891     1,889
     Capitalized equipment leases.......................      362       362
                                                        --------- ---------
                                                           $5,160    $5,128
     Less accumulated depreciation......................    3,881     3,812
                                                        --------- ---------
                                Net Plant and Equipment    $1,279    $1,316
    Other Assets:
     Goodwill...........................................  $21,249   $21,430
     Other..............................................      936       586
                                                        --------- ---------
                                     Total Other Assets   $22,185   $22,016
                                                        --------- ---------
                                                          $56,928   $50,673
                                                        ========= =========

            LIABILITIES AND STOCKHOLDERS' EQUITY
    Current Liabilities:
     Accounts payable...................................   $3,752    $2,315
     Accrued expenses and other liabilities.............    1,458     1,129
                                                        --------- ---------
                              Total Current Liablilties    $5,210    $3,444

    Long-term debt......................................   17,167    13,391

    Due to Parent Company...............................   24,194    24,493

    Stockholders' Equity:
     Common stock, $0.01 par value,
      authorized 10 million shares,
      outstanding 7.8 million shares....................      $58       $58
     Additional paid-in capital.........................   32,998    32,998
     Retained earnings (deficit)........................  (22,699)  (23,711)
                                                        --------- ---------
                             Total Stockholders' Equity   $10,357    $9,345
                                                        --------- ---------
                                                          $56,928   $50,673
                                                        ========= =========
    See notes to financial statements.

    VICTORIA CREATIONS, INC.
    Statement of Cash Flows                                (000 omitted)
                                                        -------------------
                                                         THREE MONTHS ENDED
                                                            SEPTEMBER 30
                                                        -------------------
                                                           1994      1993
                                                        --------- ---------

    Cash Flows from Operating Activities:
     Net earnings.......................................   $1,012      $165
     Add back items not requiring cash in the
      current period:
       Depreciation and amortization....................      250       255
     Decrease (Increase) in Current Assets:
      Accounts receivable...............................   (3,422)    1,060
      Inventories.......................................   (2,404)       53
      Other current assets..............................     (137)      (26)
     Increase (Decrease) in Current Liabilities:
      Accounts payable..................................    1,437      (781)
      Accrued expenses and other liabilities............      329        37
     Other - net........................................     (350)       10
                                                        --------- ---------
       Net Cash Provided (Used) by Operating Activities   ($3,285)     $773

    Cash Flows from Investing Activities:
     Additions to plant and equipment...................      (32)      (21)


    Cash Flows from Financing Activities:
     Notes payable......................................            ($1,207)
     Long-term debt.....................................   $3,776
     Due to Parent Company..............................     (299)      414
                                                        --------- ---------
       Net Cash Provided (Used) by Financing Activities    $3,477     ($793)
                                                        --------- ---------
                       Net Increase (Decrease)in Cash        $160      ($41)


    Cash at beginning of period.........................       72       148
                                                        --------- ---------
    Cash at End of Period...............................     $232      $107
                                                        ========= =========

    ----------
    Supplemental disclosures of cash flow Information:
     Cash payments for:
      Interest..........................................     $973      $396
      Income taxes......................................        6         7

    See notes to financial statements.

VICTORIA CREATIONS, INC.
Notes to Financial Statements

Note A - Basis of Presentation

The accompanying financial statements of Victoria Creations, Inc. (Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations of any interim period are subject to year-end audit and adjustments, and are not necessarily indicative of the results of operations for the fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1994.

The Company is a 79% owned subsidiary of United Merchants and Manufacturers, Inc. (UM&M or Parent Company). UM&M is a publicly held company whose stock is traded on the New York Stock Exchange.

Note B - Inventories

Inventories consist of:
                                                          (000 omitted)
                                                         ----------------
                                                         Sep 30   June 30
                                                          1994     1994
                                                         -------  -------
 Raw materials ........................................  $ 7,018  $ 5,551
 Work in process ......................................      668      705
 Finished goods .......................................   12,712   11,738
                                                         -------  -------
                                                         $20,398  $17,994
                                                         =======  =======

Note C  - Interest Expense

Interest expense includes interest on amounts due on notes payable (1993) and long-term debt (1994). The Parent Company waived interest on the amount due to it for each of the three month periods ended September 30, 1994 and 1993. If the Parent Company had not waived the interest due to it, interest expense for the three month periods ended September 30, 1994 and 1993 would have been approximately $575,000 and $365,000, respectively, greater than that reflected in the statement of operations.

VICTORIA CREATIONS, INC.
Notes to Financial Statements (continued)

Note D - Income Taxes

The provision for income taxes for the three months ended September 30, 1994 and 1993 varied from the expected relationship to earnings before income taxes (and amortization of goodwill, which is not deductible for income tax purposes) since the Company had net operating loss carryforwards to offset the earnings and therefore, no provision for Federal income taxes was required. The amounts shown as provision for income taxes for the periods are for state and local taxes.

VICTORIA CREATIONS, INC.


Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits - none

    (b)  Reports on Form 8-K -

         As stated in the Registrant's Annual Reoprt on Form 10-K for the year ended June 30, 1994, Registrant filed a report on Form 8-K on July 14, 1994 regarding the Registrant's refinancing as of June 30, 1994.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    VICTORIA CREATIONS, INC.




Date: November 11, 1994             by /S/ Norman R. Forson
                                       Norman R. Forson
                                       Senior Vice President
                                         and Treasurer

                         VICTORIA CREATIONS, INC.

                                 FORM 10-Q


                             INDEX TO EXHIBIT


The following exhibit is being filed herewith:

Exhibit No.

    (27) Financial Data Schedule as of and for the quarter ended September 30, 1994 is filed herewith as Exhibit EX-1.