Form 10-Q
period 1994-12-31
VICTORIA CREATIONS INC
filed 1995-02-10
CIK 796812

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                            ------------------

                                 FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended December 31, 1994



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


At February 10, 1995, there were 7,800,000 shares of the registrant's Common Stock, Par Value $0.01 a share, outstanding.

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

                                   THREE MONTHS ENDED   SIX MONTHS ENDED
                                      DECEMBER 31         DECEMBER 31
                                  ------------------- -------------------
                                     1994      1993      1994      1993
                                  --------- --------- --------- ---------

    Net sales.....................  $12,713    $9,616   $27,457   $20,724

    Cost of goods sold............    7,556     6,311    15,186    12,029
                                  --------- --------- --------- ---------
                     GROSS PROFIT    $5,157    $3,305   $12,271    $8,695

    Selling, general and
      administrative expenses.....    5,057     4,835    10,014     9,506
                                  --------- --------- --------- ---------
          OPERATING INCOME (LOSS)      $100   ($1,530)   $2,257     ($811)

    Other income (expense):
      Interest expense............     (894)     (377)   (1,867)     (773)
      Amortization of goodwill....     (180)     (180)     (360)     (360)
      Royalty income..............        4        26        18        55
                                  --------- --------- --------- ---------
          EARNINGS (LOSS) BEFORE
                     INCOME TAXES     ($970)  ($2,061)      $48   ($1,889)

    Provision for income taxes....        7         5        13        12
                                  --------- --------- --------- ---------
              NET EARNINGS (LOSS)     ($977)  ($2,066)      $35   ($1,901)
                                  ========= ========= ========= =========

    Average common shares
      outstanding.................    7,800     7,800     7,800     7,800

    NET EARNINGS (LOSS) PER SHARE    ($0.13)   ($0.26)    $0.01    ($0.24)


    See notes to financial statements.

VICTORIA CREATIONS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS
  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is a 79% owned subsidiary of United Merchants and Manufacturers, Inc. ("UM&M" or "Parent Company").


RESULTS OF OPERATIONS

Net sales of the Company increased 32% in the three months and 33% in the six months ended December 31, 1994 from the net sales for the comparable periods ended December 31, 1993. These increases reflect additional sales volume for all branded label merchandise, Givenchy, Richelieu and Lagerfeld, and for all current private label lines plus expansion of the Company's private label business into new markets. Sales of out-of-season merchandise (which is sold at lower than the Company's normal margin) declined from that of the prior year's comparable periods, reflecting the Company's focus on forecasting and inventory control which reduced the quantities of inventory available for such sales. Unit sales, excluding out-of-season merchandise, increased 34% during both the current quarter and the six month period ended December 31, 1994 compared with the same periods of last fiscal year while average unit prices remained constant.

Cost of goods sold for the current quarter increased 20% and for the current six months increased 26% from cost of goods sold for the three and six month periods ended December 31, 1993. The increased costs were held to percentages less than the increase in sales as a result of increased absorption of manufacturing and distribution overhead and improved purchasing procedures and sourcing. Cost of goods sold, as a percentage of net sales, for the current quarter decreased six percentage points from that of the same quarter and three percentage points from that of the same six months last year. The resulting gross profit increased 56% for the quarter and 41% for the six months ended December 31, 1994 compared with those of the prior year's same quarter and six months.

Selling, general and administrative expenses increased 5% in each of the current year's quarter and six months from those of the three and six months ended December 31, 1993. These increases were principally the result of increases in marketing expenses necessary to support the expanded sales volume. As a percentage of net sales, these expenses decreased ten percentage points for the current quarter and nine percentage points for the current six months from those of the same quarter and six months last year.

As a result of the increased sales, combined with the percentagewise lesser increases in both cost of goods sold and selling, general and administrative expenses, operating income increased to income of $100,000 from a loss of $1.5 million in the prior year's quarter and to income of $2.3 million from a loss of $0.8 million in the prior year's six months.

Although average borrowings, other than from the Parent Company, were lower during the current quarter and six months, interest expense increased $517,000 for the three months and $1,094,000 for the six months ended December 31, 1994 from that of the prior year's same quarter and six months. The increases were due to the significantly higher interest rate during the current periods on the secured loans. The Parent Company waived the interest on the amount due to it for all the periods shown in the financial statements.


LIQUIDITY AND CAPITAL RESOURCES

The Company has generally met its capital requirements from internally generated funds and borrowings from its Parent Company and, until June 30, 1994, from its factor. On June 30, 1994, the Company repaid its indebtedness to its factor by borrowing from another lender and its Parent Company.

Short term needs for working capital are currently being borrowed under a revolving loan from the new lender. The Company does not anticipate substantial increased needs for long-term borrowings other than to repay the current lender. The Company cannot continue to operate under the terms of its agreement, particularly the high interest rate, with the current lender other than on a very short-term basis. Therefore, the Company is aggressively exploring alternative financing methods in order to repay the current lender. Such alternative financing arrangements may include borrowing from another financial institution at reasonable market terms, raising additional equity or a combination of debt and equity financing. There can be no assurance that such refinancing is attainable.

Working capital amounts to $22.2 million at December 31, 1994 and was $23.9 million at June 30, 1994, an decrease of $1.7 million. The Company's current ratio of 6.9 to 1 at December 31, 1994 is deemed adequate for the Company's present financial position and needs.

    VICTORIA CREATIONS, INC.
    Balance Sheet                                          (000 omitted)
                                                        -------------------
                                                          DEC 31   JUNE 30
                                                           1994      1994
                                                        --------- ---------
                           ASSETS
    Current Assets:
     Cash...............................................     $910       $72
     Receivables, net of allowances of $1,109,000 at
      December 31, 1994 and $990,000 at June 30, 1994...    6,179     8,359
     Inventories........................................   18,030    17,994
     Other current assets...............................      922       916
                                                        --------- ---------
                                   Total Current Assets   $26,041   $27,341
    Plant and Equipment:
     Machinery and equipment............................   $2,930    $2,877
     Leasehold improvements.............................    1,905     1,889
     Capitalized equipment leases.......................      362       362
                                                        --------- ---------
                                                           $5,197    $5,128
     Less accumulated depreciation......................    3,951     3,812
                                                        --------- ---------
                                Net Plant and Equipment    $1,246    $1,316
    Other Assets:
     Goodwill...........................................  $21,069   $21,430
     Other..............................................      931       586
                                                        --------- ---------
                                     Total Other Assets   $22,000   $22,016
                                                        --------- ---------
                                                          $49,287   $50,673
                                                        ========= =========

            LIABILITIES AND STOCKHOLDERS' EQUITY
    Current Liabilities:
     Accounts payable...................................   $2,365    $2,315
     Accrued expenses and other liabilities.............    1,504     1,129
                                                        --------- ---------
                              Total Current Liablilties    $3,869    $3,444

    Long-term debt......................................   11,971    13,391

    Due to Parent Company...............................   24,067    24,493

    Stockholders' Equity:
     Common stock, $0.01 par value,
      authorized 10 million shares,
      outstanding 7.8 million shares....................      $58       $58
     Additional paid-in capital.........................   32,998    32,998
     Retained earnings (deficit)........................  (23,676)  (23,711)
                                                        --------- ---------
                             Total Stockholders' Equity    $9,380    $9,345
                                                        --------- ---------
                                                          $49,287   $50,673
                                                        ========= =========
    See notes to financial statements.

    VICTORIA CREATIONS, INC.
    Statement of Cash Flows - (000 omitted)

                                                          SIX MONTHS ENDED
                                                            DECEMBER 31
                                                        --------------------
                                                           1994      1993
                                                        --------- ---------

    Cash Flows from Operating Activities:
      Net earnings (loss)...............................      $35   ($1,901)
      Add back items not requiring cash in the
        current period:
          Depreciation and amortization.................      500       510
      Decrease (increase) in current assets:
        Accounts receivable.............................    2,180     4,944
        Inventories.....................................      (36)    1,527
        Other current assets............................       (6)      (90)
        Other assets....................................     (345)       53
      Increase (decrease) in current liabilities:
        Accounts payable................................       50    (1,055)
        Accrued expenses and other liabilities..........      375       138
                                                        --------- ---------
              Net Cash Provided by Operating Activities    $2,753    $4,126

    Cash Flows from Investing Activities:
      Additions to plant and equipment..................     ($69)     ($41)

    Cash Flows from Financing Activities:
      Notes payable.....................................       $0   ($4,999)
      Long-term debt....................................   (1,420)        0
      Due to Parent Company.............................     (426)      883
                                                        --------- ---------
                 Net Cash Used for Financing Activities   ($1,846)  ($4,116)
                                                        --------- ---------
                        Net Increase (Decrease) in Cash      $838      ($31)


    Cash at beginning of period.........................       72       148
                                                        --------- ---------
                                  Cash at End of Period      $910      $117
                                                        ========= =========

    ----------
    Supplemental disclosure:
      Cash payments for:
        Interest........................................   $1,867      $773
        Income taxes....................................       13        12

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

Note B - Inventories

Inventories consist of:
                                                          (000 omitted)
                                                         ----------------
                                                         Dec 31   June 30
                                                          1994     1994
                                                         -------  -------
 Raw materials ........................................  $ 5,448  $ 5,551
 Work in process ......................................      606      705
 Finished goods .......................................   11,976   11,738
                                                         -------  -------
                                                         $18,030  $17,994
                                                         =======  =======

Note C  - Interest Expense

Interest expense includes interest on amounts due on notes payable (1993) and long-term debt (1994). The Parent Company waived interest on the amount due to it for each of the three and six month periods ended December 31, 1994 and 1993. If the Parent Company had not waived the interest due to it, interest expense would have been approximately $600,000 and $368,000 greater for the three months ended December 31, 1994 and 1993, respectively, and approximately $1,159,000 and $1,096,000 greater for the six months then ended, respectively, than that reflected in the statement of operations.

VICTORIA CREATIONS, INC.
Notes to Financial Statements (continued)

Note D - Income Taxes

The provision for income taxes for the three and six month periods ended December 31, 1994 and 1993 varied from the expected relationship to earnings before income taxes (and amortization of goodwill, which is not deductible for income tax purposes) since the Company had net operating loss carryforwards to offset the earnings and therefore, no provision for Federal income taxes was required. The amounts shown as provision for income taxes for the periods are for state and local taxes.

Note E - Stock options

On November 15, 1994, the Board of Directors amended, subject to ratification by the Company's Stockholders at the Annual Meeting of Stockholders to be held in 1995, the Company's 1986 Stock Option Plan ("Plan") to increase the total number of shares of Common Stock of the Company which may be purchased pursuant to options granted under the Plan from 200,000 to 550,000.

At a subsequent meeting on the same day, the Compensation Committee of the Company granted to certain key employees of the Company options to purchase 437,000 shares of Common Stock of the Company. The exercise price of these options is $1.00 a share. The options become exercisable as to (a) 50% of the original number of shares on the second anniversary of the date of grant, (b) an additional 25% on the third anniversary of the date of grant and (c) the final 25% on the fourth anniversary of the date of grant, cumulatively. The grants increased the total number of shares under option under the Plan to 537,000, of which 50,000 are currently exercisable.

VICTORIA CREATIONS, INC.


Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits - none

    (b)  Reports on Form 8-K -

         None

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    VICTORIA CREATIONS, INC.




Date: February 10, 1995             by /S/ Norman R. Forson
                                       Norman R. Forson
                                       Senior Vice President
                                         and Treasurer

                         VICTORIA CREATIONS, INC.

                                 FORM 10-Q


                             INDEX TO EXHIBIT


The following exhibit is being filed herewith:

Exhibit No.

    (27) Financial Data Schedule as of and for the quarter ended December 31, 1994 is filed herewith.