Form 10-Q
period 1995-03-31
VICTORIA CREATIONS INC
filed 1995-05-18
CIK 796812

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                            ------------------

                                 FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 1995



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


At May 10, 1995, there were 7,800,000 shares of the registrant's Common Stock, Par Value $0.01 a share, outstanding.

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

                                   THREE MONTHS ENDED   NINE MONTHS ENDED
                                        MARCH 31            MARCH 31
                                  ------------------- -------------------
                                     1995      1994      1995      1994
                                  --------- --------- --------- ---------

    Net sales.....................  $11,204   $10,593   $38,661   $31,317

    Cost of goods sold............    6,388     5,668    21,574    17,697
                                  --------- --------- --------- ---------
                     GROSS PROFIT    $4,816    $4,925   $17,087   $13,620

    Selling, general and
      administrative expenses.....    4,705     4,499    14,805    14,099
                                  --------- --------- --------- ---------
          OPERATING INCOME (LOSS)      $111      $426    $2,282     ($479)

    Other income (expense):
      Interest expense............     (759)     (365)   (2,626)   (1,138)
      Amortization of goodwill....     (180)     (180)     (540)     (540)
      Royalty and other income....       69        27       173       176
                                  --------- --------- --------- ---------
         LOSS BEFORE INCOME TAXES     ($759)     ($92)    ($711)  ($1,981)

    Provision for income taxes....        7         8        20        20
                                  --------- --------- --------- ---------
                         NET LOSS     ($766)    ($100)    ($731)  ($2,001)
                                  ========= ========= ========= =========

    Average common shares
      outstanding.................    7,800     7,800     7,800     7,800

               NET LOSS PER SHARE    ($0.10)   ($0.01)   ($0.09)   ($0.26)


    See notes to financial statements.

VICTORIA CREATIONS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS
  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is a 79% owned subsidiary of United Merchants and Manufacturers, Inc. ("UM&M" or "Parent Company").


RESULTS OF OPERATIONS

Net sales of the Company increased 6% in the three months and 23% in the nine months ended March 31, 1995 from the net sales for the comparable periods ended March 31, 1994. Sales of both the Company's branded label business and private label business increased for both the current three and nine month periods compared with the same periods last year. Sales increases were also posted in both the domestic and the international markets. The Company attributes the increases to strong product performance at retail, improvement in service levels, technological advances and development of new customers. Unit sales for the current year's three and nine month periods increased; offset somewhat by slightly lower average unit selling prices as total volume of private label merchandise increased relative to total volume of branded merchandise which is sold at higher average unit prices.

Cost of goods sold, as a percentage of net sales, increased 4 percentage points for the current quarter and remained approximately the same for the current nine months from those of the three and nine month periods ended March 31, 1994. The increased cost in the current quarter reflects the increased sales of private label merchandise mentioned above. The resulting gross profit decreased by 2% for the quarter but increased by 25% for the nine months ended March 31, 1995 compared with those of the prior year's same quarter and nine months. The Company's sales of out-of-season merchandise (which is sold at lower than the Company's normal margins) for the current quarter and nine months were slightly less than in the prior year's comparable three and nine month periods.

Selling, general and administrative expenses increased 5% during both the current year's quarter and nine months compared to those of the three and nine months ended March 31, 1994 as a result of efforts to control such costs through strict budgetary and spending restraints. As a percentage of net sales, selling, general and administrative expenses for the three months ended March 31, 1995 were approximately the same at last year's same quarter. For the 1995 nine months, such expenses decreased by 7 percentage points.

Although average borrowings, other than from the Parent Company, were lower during the current quarter and nine months, interest expense increased $394,000 for the three months and $1,488,000 for the nine months ended March 31, 1995 from that of the prior year's comparable quarter and nine months. The increases were due to the significantly higher interest rate during the current periods on the secured loans. The Parent Company waived the interest on the amount due to it for all the periods shown in the financial statements.
                                     4

LIQUIDITY AND CAPITAL RESOURCES

The Company has generally met its capital requirements from internally generated funds and borrowings from its Parent Company and, until June 30, 1994, from its factor. On June 30, 1994, the Company repaid its indebtedness to its factor by borrowing from another lender and its Parent Company.

Short term needs for working capital are currently being borrowed under a revolving loan from the new lender. The Company does not anticipate substantial increased needs for long-term borrowings other than to repay the current lender. The Company cannot continue to operate indefinitely under the terms, particularly the high interest rate, of its agreement with the current lender. Subsequent to March 31, 1995, the Company reached an understanding with the current lender whereby the current lender will increase the Company's credit line and reduce the interest rate on the debt. There can be no assurance that this understanding will evolve into a definitive agreement. Therefore, the Company continues to aggressively explore alternative financing methods in order to repay the current lender. Such alternative financing arrangements may include borrowing from another financial institution at reasonable market terms, raising additional equity or a combination of debt and equity financing. There can be no assurance that such refinancing is attainable.

Working capital was $22.3 million at March 31, 1995 and 23.9 million at June 30, 1994. The Company's current ratio of 5.6 to 1 at March 31, 1995 is deemed adequate for the Company's present financial position and needs.

    VICTORIA CREATIONS, INC.
    Balance Sheet
                                                           (000 omitted)
                                                        -------------------
                                                          MAR 31   JUNE 30
                                                           1995      1994
                                                        --------- ---------
                           ASSETS
    Current Assets:
     Cash...............................................   $1,042       $72
     Receivables, net of allowances of $1,501,000 at
      March 31, 1995 and $990,000 at June 30, 1994...       7,891     8,359
     Inventories........................................   17,329    17,994
     Other current assets...............................      960       916
                                                        --------- ---------
                                   Total Current Assets   $27,222   $27,341
    Plant and Equipment:
     Machinery and equipment............................   $3,317    $3,239
     Leasehold improvements.............................    1,910     1,889
                                                        --------- ---------
                                                           $5,227    $5,128
     Less accumulated depreciation......................    4,021     3,812
                                                        --------- ---------
                                Net Plant and Equipment    $1,206    $1,316
    Other Assets:
     Goodwill...........................................  $20,889   $21,430
     Other..............................................      916       586
                                                        --------- ---------
                                     Total Other Assets   $21,805   $22,016
                                                        --------- ---------
                                                          $50,233   $50,673
                                                        ========= =========

            LIABILITIES AND STOCKHOLDERS' EQUITY
    Current Liabilities:
     Accounts payable...................................   $3,183    $2,315
     Accrued expenses and other liabilities.............    1,715     1,129
                                                        --------- ---------
                              Total Current Liablilties    $4,898    $3,444

    Long-term debt......................................   12,506    13,391

    Due to Parent Company...............................   24,215    24,493

    Stockholders' Equity:
     Common stock, $0.01 par value,
      authorized 10 million shares,
      outstanding 7.8 million shares....................      $58       $58
     Additional paid-in capital.........................   32,998    32,998
     Retained earnings (deficit)........................  (24,442)  (23,711)
                                                        --------- ---------
                             Total Stockholders' Equity    $8,614    $9,345
                                                        --------- ---------
                                                          $50,233   $50,673
                                                        ========= =========
    See notes to financial statements.

                                     6








    VICTORIA CREATIONS, INC.
    Statement of Cash Flows (000 omitted)

                                                          NINE MONTHS ENDED
                                                              MARCH 31
                                                        --------------------
                                                           1995      1994
                                                        --------- ---------

    Cash Provided by Operating Activities:
      Net loss..........................................    ($731)  ($2,001)
      Add back item not requiring
        cash in the current period:
          Depreciation and amortization.................      750       765
      Decrease (Increase) in Current Assets:
        Accounts receivable.............................      468       678
        Inventories.....................................      665     1,111
        Other current assets............................      (44)      (42)
      Increase (Decrease) in Current Liabilities:
        Accounts payable................................      868        23
        Accrued expenses and other liabilities..........      586       257
      Other - net.......................................     (330)       61
                                                        --------- ---------
              NET CASH PROVIDED BY OPERATING ACTIVITIES    $2,232      $852

    Investing Activities:
      Additions to plant and equipment..................     ($99)    ($107)
                                                        --------- ---------
                 NET CASH USED FOR INVESTING ACTIVITIES      ($99)    ($107)


    Financing Activities:
      Increase (decrease) in:
        Notes Payable...................................       $0   ($1,185)
        Long-term debt..................................     (885)
        Due to Parent Company...........................     (278)      366
                                                        --------- ---------
                 NET CASH USED FOR FINANCING ACTIVITIES   ($1,163)    ($819)
                                                        --------- ---------

                        NET INCREASE (DECREASE) IN CASH      $970      ($74)


    Cash at beginning of period.........................       72       148
                                                        --------- ---------
                                  Cash at End of Period    $1,042       $74
                                                        ========= =========

    ----------
    Supplemental disclosure:
      Cash payments for:
        Interest........................................   $2,626    $1,138
        Income taxes....................................       20        20

    See notes to financial statements.


                                       7











VICTORIA CREATIONS, INC.


Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits:

         (27) Financial Data Schedule - filed herewith.

    (b)  Reports on Form 8-K - None

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    VICTORIA CREATIONS, INC.




Date: May 18, 1995                  by /S/ Norman R. Forson
                                       Norman R. Forson
                                       Senior Vice President
                                         and Treasurer

                         VICTORIA CREATIONS, INC.

                                 FORM 10-Q


                             INDEX TO EXHIBIT


The following exhibit is being filed herewith:

Exhibit No.

    (27) Financial Data Schedule as of and for the quarter ended March 31, 1995 is filed herewith.