Form 10-Q/A
period 1995-03-31
VICTORIA CREATIONS INC
filed 1995-05-19
CIK 796812

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

Note B - Inventories

Inventories consist of:
                                                          (000 omitted)
                                                         ----------------
                                                         Mar 31   June 30
                                                          1995     1994
                                                         -------  -------
 Raw materials ........................................  $ 5,309  $ 5,551
 Work in process ......................................      422      705
 Finished goods .......................................   11,598   11,738
                                                         -------  -------
                                                         $17,329  $17,994
                                                         =======  =======

Note C  - Interest Expense

Interest expense includes interest on amounts due on notes payable (1993) and long-term debt (1994). The Parent Company waived interest on the amount due to it for each of the three and nine month periods ended
March 31, 1995 and 1994. If the Parent Company had not waived the interest due to it, interest expense would have been approximately $647,000 and $364,000 greater for the three months ended March 31, 1995 and 1994, respectively, and approximately $1,806,000 and $1,096,000 greater for the nine months then ended, respectively, than that reflected in the statement of operations.

VICTORIA CREATIONS, INC.
Notes to Financial Statements (continued)

Note D - Income Taxes

The provision for income taxes for the three and nine month periods ended March 31, 1995 and 1994 varied from the expected relationship to earnings before income taxes (and amortization of goodwill, which is not deductible for income tax purposes) since the Company had net operating loss carryforwards to offset the earnings and therefore, no provision for Federal income taxes was required. The amounts shown as provision for income taxes for the periods are for state and local taxes.

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