Form 10-K
period 1995-06-30
VICTORIA CREATIONS INC
filed 1995-10-20
CIK 796812

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                            ------------------

                                 FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1995


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

The aggregate market value of Common Stock held by non-affiliates (based upon the average of bid and asked prices) on September 22, 1995 was approximately $765,000.

As of September 22, 1995, there were 7,800,000 shares of the registrant's Common Stock outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 14, 1995 are incorporated by reference into Part III.

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

The Company was incorporated in 1962 and, until March 1984, was privately owned. Effective March 8, 1984, the Company was purchased by Jonathan Logan, Inc. ("Logan") which in turn was acquired by United Merchants and Manufacturers, Inc. ("UM&M") effective September 1, 1984. Effective September 11, 1986, UM&M sold 17% of the outstanding shares of Common Stock of the Company in a public offering, thus reducing UM&M's ownership to 83% of the outstanding Common Stock of the Company. On December 30, 1992, the Company sold 300,000 shares of its authorized, but previously unissued, Common Stock to certain key employees, which sale increased the number of shares of Common Stock outstanding and, thereby, reduced UM&M's ownership to 79.8% of the outstanding Common Stock of the Company. UM&M's Common and Preferred Stocks are traded on the New York Stock Exchange.
See Item 12 below.

Selected Financial Data

The following information has been derived from audited financial statements. The information below is qualified by reference to, and should be read in conjunction with, the financial statements, related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere herein.

                                             (000 omitted)
                             -------------------------------------------
                                      for the Year Ended June 30
                             -------------------------------------------
                               1995     1994     1993     1992     1991
                             -------  -------  -------  -------  -------
Income Statement Data:
Net sales................    $49,863  $42,569  $42,179  $39,789  $40,992
Operating income (loss)..      2,009     (537)  (1,701)  (4,534)  (6,197)
Loss before income taxes.     (1,288)  (2,027)  (4,137)  (7,388)  (9,057)
Net loss.................     (1,313)  (2,054)  (4,177)  (7,428)  (9,107)
Net loss per share ......      (0.17)   (0.26)   (0.55)   (0.99)   (1.21)

                                             (000 omitted)
                             -------------------------------------------
                                               At June 30
                             -------------------------------------------
                               1995     1994     1993     1992     1991
                             -------  -------  -------  -------  -------
Balance Sheet Data:
Working capital..............$19,900  $23,897  $ 5,110  $12,273  $15,447
Total assets................. 47,951   50,673   50,756   50,283   53,926
Notes payable/long-term debt. 11,090   13,391   18,915   10,951    9,654
Due to Parent Company........ 23,461   24,493   17,977   21,893   18,740
Stockholders' equity.........  8,032    9,345   11,399   15,538   22,966
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

Description of Principal Products

Bijoux Givenchy. Bijoux Givenchy, marketed under an exclusive licensing arrangement, is a very prestigious, high quality and upscale jewelry line and is sold principally to department stores. The principal products marketed under the Bijoux Givenchy trade name are earrings, necklaces, pins and bracelets which are manufactured in the Company's facility located in Warren, Rhode Island. These items are made principally of cast metal with precious metal finishes applied by electroplating. Certain of the products are set with decorative stones and/or have color highlights. The pieces reflect positively the Company's capabilities and high quality standards in design, model making and manufacturing. Retail selling prices for items in the line generally range from $15 to $125 per item. The Bijoux Givenchy line is geared to be highly fashionable and, as a result, is continuously being changed and updated. However, certain items in the line, including signature jewelry, have become basic items. The Company has created a separate Bijoux Givenchy line, with more explicit designer logo identification, for the Japanese and other international markets. The Bijoux Givenchy line's direct worldwide competitors are lines marketed under the Anne Klein, Yves St. Laurent and Christian Dior names.

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

Richelieu. Richelieu, founded in 1882 and acquired by Victoria in 1979, is believed by the Company to be the oldest company in the costume jewelry business. Richelieu imports simulated pearls from independent suppliers and markets them principally to major department and chain stores and, beginning in fiscal 1993, through the Army and Air Force Exchange System worldwide. Products include necklaces, earrings, bracelets and pins made primarily with "pearls". Retail selling prices for items in the line are from $7.50 to $110 per item.

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

R. J. Design. During the year ended June 30, 1993, the Company established a design and marketing group, R. J. Design, to capitalize on the design and manufacturing capabilities available at the Company's Warren, Rhode Island, facility. The group produces unique, proprietary items for sale to selected customers. The items include specialty lines of costume jewelry, costume-jewelry type articles and specialty recognition-award pieces of costume jewelry such as compacts for solid fragrance and powder, pins, earrings and necklaces. The items are primarily made of cast metal and brass with precious metal finishes and are generally decorated with high quality components.

Private Label. Victoria has designed and manufactured private label costume jewelry for J. C. Penney Company, Inc. ("J. C. Penney") since 1972. During the 1993 fiscal year, J. C. Penney and the Company collaborated in developing a new costume jewelry line to support J. C. Penney's brand of women's ready to wear apparel, "Worthington". In the fourth quarter of the 1993 fiscal year, the Company made the initial shipments of Worthington costume jewelry to J. C. Penney. Worthington is a tailored line of merchandise, including earrings, necklaces, bracelets and pins, that has a variety of fashion themes and is distributed to approximately 1,100 J. C. Penney stores nationwide. The items are made of cast metal with precious metal finishes, some with decorative stones and/or color highlights, and "pearls". Retail selling prices for items in the line are $5 to $50 per item. As a result of the success of the Worthington line, the Company was selected J. C. Penney's "Jewelry Supplier of the Year" for calendar year 1993. The Company is currently instituting several private label programs for other U. S. department store chains, capitalizing on the opportunity to market value-driven and styling-differentiated classic, tailored product marketed under store brand labels.

Karl Lagerfeld. During fiscal 1988, the Company acquired a license to manufacture and distribute high quality, specially designed, luxury costume jewelry under the Karl Lagerfeld trade name. Principal products include necklaces, earrings, pins and bracelets made of cast metal with precious metal finishes, some with decorative stones and/or color highlights. Under the agreement, the Company is obligated to pay a royalty of 10% on all of its sales under the Lagerfeld trade name. The Karl Lagerfeld collection is sold in boutiques and stores with discriminating clientele. Retail prices range from $25 to $350 per item.

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

The manufacturing process is labor intensive. The Company currently employs approximately 463 people solely in its design and production department and believes that its manufacturing efficiency is attributable in large part to the many years of experience and expertise of these employees.

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

Marketing and Distribution

Victoria's sales and marketing organization for department store and mass merchandiser business is headquartered at the Company's showroom in New York City, with a staff of approximately 45 people, including certain regional sales representatives. In addition, the Company has a regional sales office in Los Angeles with a sales staff totaling approximately 32 people. Costume jewelry lines are shown five times a year at jewelry markets in New York. The major shows are in May, for fall season buying, and in November, for spring season buying. After new lines are shown at the seasonal marketing shows, it is the responsibility of sales executives to contact buyers and merchandise managers to obtain orders and projections of future seasons' needs. Regional sales managers and associates manage various accounts and are responsible for handling returns and customer inquiries, setting up advertising and promotions and reordering. The regional sales and marketing executives also generate new business by visiting potential customers throughout the United States. In addition to the Company's sales staff, a separate sales and service group of approximately 21 independent representatives, working in conjunction with the Company's personnel, services the J. C. Penney account.

Under Victoria's cooperative advertising policy, Victoria bears, to a limited extent, a portion of department stores' local advertising costs relative to the amount of advertising of the Company's products included therein.

Victoria's products are exported to markets throughout the world, primarily to Japan and western Europe and to a lesser extent to Australia, Canada, Mexico and the Near East. In addition, the Company sells to duty-free shops throughout the world. During the years ended June 30, 1995, 1994 and 1993, export sales were approximately 9%, 9% and 13% of sales, net of returns, respectively.

Significant Customers

In 1995, the Company's products were sold to approximately 400 customers, including most major department stores in the United States. During the year ended June 30, 1995, sales to one of the Company's customers, J. C. Penney, accounted for approximately 30% of the Company's total sales, net of returns. The Company has no contractual relationships with its principal customers. Goods are shipped against orders received from time to time on customary payment terms.

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

Victoria competes on the basis of design, quality, reliability as a supplier, service to a customer and price. Its major direct competitors are Monet, Anne Klein division of Swank, Inc., Liz Claiborne, Inc. and Napier, Inc.

Employees

As of June 30, 1995, the Company employed full time approximately 600 people, none of whom is represented by a labor union. Of these employees, approximately 43 are involved in management and administration, 10 in design, 453 in manufacturing and shipping and 94 in marketing and customer service. Of the Company's employees at June 30, 1995, 172 were salaried and 428 were paid on an hourly basis. The Company believes that its relationship with its employees is good.

Executive Officers of the Registrant

Set forth below are the names, ages, present positions and business experience during the last five years of all current Executive Officers of the Company. Officers are appointed to serve until the meeting of the Board of Directors following the next Annual Meeting of Stockholders and until their successors have been elected and have qualified.

Name               Age   Present Position        Business Experience
----               ---   ----------------        -------------------
Uzi Ruskin          50   Chairman of the         Chairman, President,
                          Company and             Chief Executive and
                          Director                Chief Operating Officer
                                                  of UM&M; Chairman of
                                                  the Company since
                                                  October 1993

Patricia Stensrud   47   President and Chief     Executive of the Company
                          Executive Officer of    since 1990.  Executive
                          the Company and         Vice President - Sales
                          Director                and Marketing of the
                                                  Company from June 1992
                                                  to July 1993; President
                                                  and Chief Executive
                                                  Officer of the Company
                                                  since July 1993

Richard M. Andreoli  39  Executive Vice          Executive of the Company
                          President and           since 1982.  Senior Vice
                          Chief Operating         President -  Operations
                          Officer of the          of the Company from
                          Company and             September 1991 to May
                          Director                1992; Executive Vice
                                                  President - Operations
                                                  of the Company since
                                                  May 1992; Chief
                                                  Operating Officer of the
                                                  Company since July 1993

Norman R. Forson    66   Senior Vice President   Senior Vice President
                          and Treasurer of the    and Controller of UM&M
                          Company                 since 1987


Edgar L. Brinkworth 52   Vice President and      Vice President and
                          Controller of the       Controller of the
                          Company                 Company since 1987

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
    Providence, RI  (warehouse).....................  15,000    July 1996
    New York, NY  (Offices and showroom)............  17,100    July 2013
                  (Showroom)........................   2,800    March 2001
    Los Angeles, CA  (Showroom).....................   1,100    Feb 1996

The Company leases its Warren, Rhode Island and Warwick, Rhode Island facilities from UM&M under leases expiring in June 1996 at a total cost of $325,000 a year (subject to annual cost-of-living adjustments). See Item 13 below.

The Company's manufacturing facility, based on a one shift a day operation, operated at approximately 85% of capacity during the year ended June 30, 1995.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

None

                                  PART II

Item 5.  Market for the Registrant's Common Equity and Related
           Stockholder Matters.

The Company's Common Stock trades in the over-the-counter market. The stock is currently quoted on the OTC Bulletin Board operated by National Association of Securities Dealers, Inc. The approximate number of holders of the Common Stock of the Company at August 31, 1995 was 500. The following table sets forth the high and low bid prices of the Company's Common Stock. The market quotations may reflect inter-dealer prices, without retail mark-up or mark-down or commission, and may not necessarily represent actual transactions.
                                                      Market Quotations
                                                      ------------------
     Fiscal Year    Fiscal Quarter Ended                High      Low
     -----------    --------------------              --------  --------
        1995         June 30, 1995                    $ 0.50    $ 0.28125
                     March 31, 1995                     0.875     0.375
                     December 31, 1994                  1.0625    0.375
                     September 30, 1994                 0.625     0.15625

        1994         June 30, 1994                    $ 0.0626  $ 0.0625
                     March 31, 1994                     0.1875    0.0625
                     December 31, 1993                  0.25      0.0625
                     September 30, 1993                 0.1875    0.0625


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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                 PART III

Item 10. Directors and Executive Officers of the Registrant.

Information required under this item regarding the Directors of the Registrant is contained in the Registrant's 1995 Proxy Statement, pursuant to Regulation 14A, which is incorporated herein by reference.

Information required under this item regarding the Executive Officers of the Registrant is found in Part I, Item 1.

Item 11. Executive Compensation.
Information required under this item is contained in the Registrant's 1995 Proxy Statement, pursuant to regulation 14A, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management. Information required under this item is contained in the Registrant's 1995 Proxy Statement, pursuant to regulation 14A, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.
Information required under this item is contained in the Registrant's 1995 Proxy Statement, pursuant to regulation 14A, which is incorporated herein by reference.

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

 Item 14(a) 1. and 2. Financial Statements and Schedules - See "Index to Financial Statements, Schedules and Management's Discussion and
 Analysis" on page F-1.

 Item 14(a) 3.  Exhibits
  (3)  Articles of Incorporation and Bylaws.

    (3) 1. Composite Certificate of Incorporation. Incorporated by reference to Exhibit 3 (a) to the Registration Statement of the Registrant on Form S-1, File No. 33-7125. Amendment dated May 24, 1993 incorporated by reference to Form 10-K filed by the Registrant for the year ended June 30, 1993.

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

    (10)  Material Contracts. (see Exhibit Index, Page E-1)

  (27)  Financial Data Schedule (See Exhibit Index, Page E-1)

  (99) (1) Secured Promissory Note and (2) Loan and Security Agreement from Registrant to Foothill Capital Corporation dated as of June 28, 1994 (which were in effect during fiscal 1995) are incorporated herein by reference to Registrant's Report on Form 8-K filed July 14, 1994.

  (99) (3) Secured Promissory Note and (4) Loan and Security Agreement from Registrant to Foothill Capital Corporation dated as of July 31, 1995, which supersede the instruments of the same name in (99) (1) and (2) above, are filed herewith.

 Item 14(b)   Reports on Form 8-K during last fiscal quarter.  None

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Annual Report to be signed on behalf by the undersigned, thereunto duly authorized.

Dated:  September 28, 1995           VICTORIA CREATIONS, INC.
                                        (Registrant)


                                     By /s/ Norman R. Forson
                                         Norman R. Forson
                                        Senior Vice President,
                                         Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, which include the Principal Executive Officer, the Principal Accounting Officer and a majority of the Board of Directors, on behalf of the Registrant and in the capacities and on the dates indicated:


/s/ Patricia Stensrud        President and Chief        September 28, 1995
    Patricia Stensrud         Executive Officer and
                              Director (Principal
                              Executive Officer)

/s/ Edgar L. Brinkworth      Vice President and         September 28, 1995
    Edgar L. Brinkworth       Controller (Principal
                              Accounting Officer)

/s/ Richard M. Andreoli      Executive Vice President   September 28, 1995
    Richard M. Andreoli       and Chief Operating
                              Officer and Director

/s/ Sidney O. Margolis       Director                   September 28, 1995
    Sidney O. Margolis

/s/ Judith A. Nadzick        Assistant Secretary and    September 28, 1995
    Judith A. Nadzick         Director


/s/ Paul B. Markovits        Director                   September 28, 1995
    Paul B. Markovits


/s/ Uzi Ruskin               Chairman and Director      September 28, 1995
    Uzi Ruskin


/s/ Robert J. Swartz         Director                   September 28, 1995
    Robert J. Swartz


/s/ Thomas J. Tisch          Director                   September 28, 1995
    Thomas J. Tisch

                         VICTORIA CREATIONS, INC.

                                 FORM 10-K

                 INDEX TO FINANCIAL STATEMENTS, SCHEDULES
                 AND MANAGEMENT'S DISCUSSION AND ANALYSIS


                                                                      Page
Statement of Operations for the three years ended June 30, 1995 ..... F-2

Management's Discussion and Analysis of Financial Condition
  and Results of Operations ......................................... F-3

Balance Sheet as of June 30, 1995 and 1994 .......................... F-5

Statement of Cash Flows for the three years
  ended June 30, 1995 ............................................... F-6

Notes to Financial Statements........................................ F-7

Independent Auditors' Report......................................... F-14




Schedules have been omitted because they are inapplicable or because the required information is included in the financial statements and notes thereto.

    VICTORIA CREATIONS, INC.

    Statement of Operations (000 omitted)


                                                  YEAR ENDED JUNE 30
                                            ------------------------------
                                               1995      1994      1993
                                            --------- --------- ---------

    Net sales ..............................  $49,863   $42,569   $42,179

    Cost of goods sold .....................   28,085    23,744    24,165
                                            --------- --------- ---------
                               Gross Profit   $21,778   $18,825   $18,014

    Selling, general and
      administrative expenses...............   19,049    18,642    18,995
    Amortization of goodwill .............        720       720       720
                                            --------- --------- ---------
                    Operating Income (Loss)    $2,009     ($537)  ($1,701)

    Other income (expense):
      Interest expense - Notes D and G......   (3,347)   (1,574)   (2,546)
      Royalty income........................       50        84       110
                                            --------- --------- ---------
                   Loss before Income Taxes   ($1,288)  ($2,027)  ($4,137)

    Provision for income taxes - Note F.....       25        27        40
                                            --------- --------- ---------
                                   Net Loss   ($1,313)  ($2,054)  ($4,177)
                                            ========= ========= =========


    Average common shares outstanding -
     Note A.................................    7,800     7,800     7,650

                Net Loss per Share - Note A    ($0.17)   ($0.26)   ($0.55)


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

The Company is a 79%-owned subsidiary of United Merchants and Manufacturers, Inc. ("UM&M" or "Parent Company").

Results of Operations

Net sales of the Company increased 17% to $49.9 million for the fiscal year ended June 30, 1995 from the net sales of $42.6 million for the year ended June 30, 1994. Sales of both the Company's branded label merchandise, Givenchy, Richelieu and Lagerfeld, and private label business increased during the current year compared with last year. Sales in both the domestic and the international markets reflected increases. The Company attributes the increases to strong product performance at retail, improvement in service levels, technological advances and development of new customers. Unit sales for the current year increased; offset somewhat by slightly lower average unit selling prices as total volume of private label merchandise increased relative to total volume of branded merchandise which is sold at higher average unit prices.

Net sales in the fiscal year ended June 30, 1994 increased by 1% to $42.6 million from $42.2 million in fiscal 1993. The increase in the 1994 fiscal year resulted from increased net sales in the first and third quarters of that fiscal year. Sales in the fourth quarter were approximately equal to those of the same quarter of the 1993 year even though the 1993 year's fourth quarter included shipments for an initial launch of a new (for the Company) label for the Company's largest customer. Consumer interest remained strong for the Company's branded label merchandise. Sales of the Company's private label merchandise increased over those of the prior fiscal year. R. J. Design, the Company's factory-direct design and manufacturing business which is focused on providing unique, proprietary products to certain customers, also showed sales increases in the 1994 fiscal year over the 1993 year. Overall, unit sales and average unit price increased slightly during the 1994 fiscal year versus the 1993 fiscal year.

Cost of goods sold, as a percentage of net sales, remained approximately the same for the 1995 fiscal year as those of the year ended June 30, 1994 as the Company continued its emphasis on manufacturing and purchasing efficiencies. The resulting gross profit for fiscal 1995 increased by 16% over that of the 1994 year. The Company's sales of out-of-season merchandise (which is sold at lower than the Company's normal margins) for the current year were 20% less than those of the 1994 fiscal year as management continued to emphasize improved forecasting to reduce the amount of such merchandise available to be sold through off-price channels.

While net sales increased in the 1994 fiscal year over the 1993 year, cost of goods sold decreased 2%, reflecting the Company's emphasis on manufacturing and purchasing efficiencies. The resulting gross profit for the current year increased 5% over that of the year ended June 30, 1993. The disposal of out-of-season merchandise during fiscal 1994 was at a lower rate than during the prior year.

While net sales increased by 17% in the current fiscal year, selling, general and administrative expenses increased only 2% during the current year compared to those of the year ended June 30, 1994 as a result of continuing efforts to control such costs through strict budgetary and spending restraints. As a percentage of net sales, selling, general and administrative expenses for the 1995 year decreased by 6 percentage points from those of the 1994 fiscal year.

The exercise of strict budgeting controls and spending restraints resulted in a decrease of 2% in selling, general and administrative expenses during the fiscal 1994 year compared to those in fiscal 1993. On an absolute basis, selling, general and administrative expenses decreased by $0.4 million in fiscal 1994.

Although average borrowings, other than from the Parent Company, were lower during the current year, interest expense increased $1,773,000 for the year ended June 30, 1995 from that of the prior year. The increase was due to the significantly higher interest rate during the current year on the secured loans. The Parent Company waived the interest on the amount due to it for the 1995 fiscal year. If the Parent Company had not waived the interest due to it, interest expense for the 1995 fiscal year would have been approximately $2.4 million greater than the interest expense reflected in the statement of operations.

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

Short term needs for working capital are currently being borrowed under a revolving loan from the above mentioned lender. Effective July 31, 1995, the Company renegotiated its borrowing arrangements with this lender. See Note O of Notes to Financial Statements for details of the refinancing, including the increased borrowings and reduced interest rate.

The Company does not anticipate substantial increased needs for long-term borrowings.

Working capital was $19.9 million at June 30, 1995, and $23.9 million at June 30, 1994. The Company's current ratio of 4.7 to 1 at June 30, 1995 is deemed adequate for the Company's present financial position and needs.

    VICTORIA CREATIONS, INC.
    Balance Sheet                                          (000 omitted)
                                                        -------------------
                                                              JUNE 30
                                                        -------------------
                                                           1995      1994
                                                        --------- ---------
                           ASSETS
    Current Assets:
     Cash...............................................     $638       $72
     Receivables - Note B...............................    7,242     8,359
     Inventories - Notes A and C........................   16,430    17,994
     Other current assets...............................      958       916
                                                        --------- ---------
                                   Total Current Assets   $25,268   $27,341
    Plant and Equipment:
     Machinery and equipment............................   $3,233    $3,239
     Leasehold improvements.............................    1,913     1,889
                                                        --------- ---------
                                                           $5,146    $5,128
     Less accumulated depreciation......................    4,035     3,812
                                                        --------- ---------
                                Net Plant and Equipment    $1,111    $1,316
    Other Assets:
     Goodwill - Note A..................................  $20,709   $21,430
     Other..............................................      863       586
                                                        --------- ---------
                                     Total Other Assets   $21,572   $22,016
                                                        --------- ---------
                                                          $47,951   $50,673
                                                        ========= =========

            LIABILITIES AND STOCKHOLDERS' EQUITY
    Current Liabilities:
     Accounts payable...................................   $4,284    $2,315
     Accrued expenses and other liabilities.............    1,084     1,129
                                                        --------- ---------
                              Total Current Liablilties    $5,368    $3,444

    Long-term debt - Note D.............................   11,090    13,391

    Due to Parent Company - Note G......................   23,461    24,493

    Stockholders' Equity - Notes E and J:
     Common stock, $0.01 par value,
      authorized 10 million shares,
      outstanding 7.8 million shares....................      $58       $58
     Additional paid-in capital.........................   32,998    32,998
     Retained earnings (deficit)........................  (25,024)  (23,711)
                                                        --------- ---------
                             Total Stockholders' Equity    $8,032    $9,345
                                                        --------- ---------
                                                          $47,951   $50,673
                                                        ========= =========
    See notes to financial statements.

    VICTORIA CREATIONS, INC.
    Statement of Cash Flows (000 omitted)


                                                   YEAR ENDED JUNE 30
                                              ------------------------------
                                                 1995      1994      1993
                                              --------- --------- ---------

    Operating Activities:
      Net loss ...............................  ($1,313)  ($2,054)  ($4,177)
      Add back items not requiring cash
        in the current period:
          Depreciation and amortization.......      995     1,026     1,057
      Decrease (Increase) in Current Assets:
        Receivables...........................    1,117      (920)   (3,449)
        Inventories...........................    1,564       165     2,055
        Other current assets..................      (42)     (172)      107
      Increase (Decrease) in Current Liabilities:
        Accounts payable......................    1,969       723       562
        Accrued expenses and other liabilities      (45)      256         2
      Other - net ............................     (277)       75         6
                                              --------- --------- ---------
                   Net Cash Provided by (Used
                    for) Operating Activities    $3,968     ($901)  ($3,837)

    Investing Activities:
      Additions to plant and equipment .......    ($129)    ($170)    ($171)
      Dispositions of plant and equipment.....       60         3         0
                                              --------- --------- ---------
       Net Cash Used for Investing Activities      ($69)    ($167)    ($171)


    Financing Activities:
      Notes payable ..........................  ($2,301)  ($5,524)   $7,964
      Due to Parent Company ..................   (1,032)    6,516    (3,916)
      Proceeds from sale of Common Stock......        0         0        38
                                              --------- --------- ---------
                   Net Cash Provided by (Used
                    for) Financing Activities   ($3,333)     $992    $4,086
                                              --------- --------- ---------
              Net Increase (Decrease) in Cash      $566      ($76)      $78


    Cash at beginning of period ..............       72       148        70
                                              --------- --------- ---------
    Cash at End of Period ....................     $638       $72      $148
                                              ========= ========= =========

    ----------
    Supplemental disclosure:
      Cash payments for:
        Interest .............................   $3,317    $1,574    $1,259
        Income taxes .........................       25        27        40

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

Plant and equipment are carried at cost. Depreciation and amortization are computed using the straight-line method over the following range of estimated useful lives:

     Machinery and equipment...............  3 to 10 years
     Leasehold improvements................  5 to 10 years

Goodwill arose as the result of the purchase price paid by the Parent Company to acquire the Company in 1984 in excess of the fair value of the net assets at the date of acquisition. The goodwill is being amortized by the straight-line method over 40 years. In evaluating the recoverability of goodwill, management gives consideration to a number of factors, including brand recognition, market share, operating systems and the creative and technical skills of the Company as a whole. Accumulated amortization of goodwill amounted to $7,305,000 and $6,585,000 at June 30, 1995 and 1994, respectively.

Net loss per share is computed based on the weighted average number of shares of Common Stock outstanding during the periods. See Note E.

NOTE B - Receivables

The amounts shown as receivables in the balance sheet are net of allowances of $2,415,000 as of June 30, 1995 and $990,000 as of June 30, 1994.

NOTE C - Inventories

Inventories consist of:
                                                        (000 omitted)
                                                      ------------------
                                                           June 30,
                                                      ------------------
                                                        1995      1994
                                                      --------  --------
    Raw materials...................................  $  5,120  $  5,551
    Work in process.................................       484       705
    Finished goods..................................    10,826    11,738
                                                      --------  --------
                                                      $ 16,430  $ 17,994
                                                      ========  ========

Note D - Notes Payable/Long-Term Debt

The amount borrowed as notes payable/long-term debt fluctuates based on the Company's cash availability or requirements.

On June 30, 1994, the Company repaid its indebtedness to its senior secured lender by borrowing $13 million from another lender and approximately $5.6 million from its Parent Company. The borrowing from the other lender consisted of $2 million under a secured promissory note and the balance under a revolving loan and security agreement. These borrowings are secured by substantially all of the Company's assets, are due June 30, 1996, may be prepaid without premium or penalty and bear interest at the rate of 2% a month. See Note O - Subsequent Event regarding refinancing of this long-term debt.

Prior to June 30, 1994, notes payable amounts were borrowed from a factor. The amount outstanding was secured by the Company's receivables and inventory and interest was charged at 2% a year over a bank's reference rate.

Selected information with regard to the long-term debt (1995) and the notes payable to the factor (1994) is as follows:
                                                        (000 omitted)
                                                      ------------------
                                                      Year Ended June 30
                                                      ------------------
                                                        1995      1994
                                                      --------  --------
Maximum amount outstanding (at any month end)........ $ 17,167  $ 17,963
Average amount outstanding during period.............   13,945    16,403
Interest paid........................................    3,347     1,565
Weighted average interest rate during period -
 (based on average amount outstanding)...............     24.0%     9.5%


NOTE E - Stockholders' Equity

On December 30, 1992, as an incentive to certain of its key employees, the Company sold 300,000 shares of its authorized, but previously unissued, Common Stock to those employees. The sale of these shares increased the number of outstanding shares of Common Stock from 7.5 million to 7.8 million. The shares are not registered under the Securities Act of 1933, as amended. These unregistered shares were sold for cash at a value, based on market quotations of the Company's publicly-traded Common Stock, of $0.125 a share.

The only other changes in stockholders' equity during the three years ended June 30, 1995 have been the addition of net losses to retained earnings (deficit).

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

Effective December 30, 1992, as a result of the sale of Common Stock (see Note E above), the Parent Company's ownership of the Company dropped below the percentage required for consolidation for income tax purposes and, therefore, the results of operations of the Company are no longer included in consolidated Federal and certain state income tax returns of the Parent Company.

The provision for income taxes for each of the three years ended June 30, 1995 consists of state and local taxes. As a result of losses for these years, no provision for Federal income taxes was made.

A reconciliation of the United States statutory Federal corporate income tax rate to the effective rate of the provision for income taxes is as follows:
                                                 Year Ended June 30,
                                            ----------------------------
                                              1995      1994      1993
                                            --------  --------  --------
Statutory rate (benefit)...................   (34.0)%   (34.0)%   (34.0)%
Decrease in taxes arising from effect of:
  State and local income taxes, net of
   Federal tax benefit.....................     1.3       0.9       0.6
  Amortization of goodwill.................    19.0      12.1       5.9
  Losses not resulting in tax benefit......    15.6      22.3      28.5
                                            --------  --------  --------
Effective rate.............................     1.9 %     1.3 %     1.0 %
                                            ========  ========  ========

At June 30, 1995, the Company had unused net operating loss carryforwards of approximately $37.6 million, of which $3.6 million expires in 2003, $11.3 million in 2005, $10.0 million in 2006, $9.4 million in 2007,
$1.8 million in 2008, $1.1 million in 2009 and $0.4 million in 2010.

NOTE G - Related Party Transactions

Prior to 1991, the Parent Company acted as a banker for the Company. The Company would borrow from the Parent Company funds necessary to meet operational and capital needs, and lend funds to the Parent Company when the Company had excess funds available. During the 1991 fiscal year, the Company established separate credit facilities and no longer relies on the Parent Company to be its banker. The Company currently owes the Parent Company for borrowings, for interest expense on amounts due, for rent and for amounts paid by the Parent Company on behalf of the Company which were not reimbursed by the Company. The Company is charged interest on its net outstanding balance with the Parent Company at the annual rate paid by the Parent Company on its borrowings; however the Parent Company has waived the interest due to it for the fourth quarter of fiscal 1993 and for the 1994 and 1995 fiscal years. There is no repayment schedule for this debt.

Selected information with regard to the amount due to Parent Company is as follows:
                                                        (000 omitted)
                                                      ------------------
                                                      Year Ended June 30
                                                      ------------------
                                                        1995      1994
                                                      --------  --------
Maximum amount outstanding (at any month end)........  $24,421   $24,493
Average amount outstanding during period.............   24,050    18,846
Interest paid to Parent Company .....................        0         0
Weighted average interest rate during period (interest
 paid divided by average amount outstanding).........        0%        0%

----------
Note - The Parent Company waived interest on the amount due to it for the three months ended June 30, 1993 and for the years ended June 30, 1994 and 1995.


The Company leases two buildings from the Parent Company at a total cost of $325,000 a year (subject to annual cost-of-living adjustments). The Company pays all expenses of the buildings on a triple net lease basis.

Prior to their sale in January 1995, the Parent Company owned and operated certain retail outlet stores. During the seven months ended January 31, 1995 and the fiscal year ended June 30, 1994, sales to the Parent
Company's retail outlet stores were approximately $189,000 and $702,000, respectively.

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

NOTE H - Commitments and Contingencies

Rental expense for real property, machinery and equipment was $1,073,000, $1,006,000, and $1,068,000 for the years ended June 30, 1995, 1994 and
1993, respectively. These amounts include rent paid to the Parent Company for the lease of two buildings (see Note G above).

At June 30, 1995, minimum rental commitments under non-cancellable operating leases (including leases with the Parent Company), primarily for real property, machinery and equipment, are as follows:

    Year ending                                                   (000
     June 30,                                                   omitted)
    -----------                                                 --------
       1996...................................................  $    973
       1997...................................................       608
       1998...................................................       590
       1999...................................................       614
       2000...................................................       617
       Thereafter.............................................     9,375


Under the present terms of certain agreements, the Company is obligated to pay royalties based on sales of certain product lines with minimum royalty payments of $767,500 in the year ending June 30, 1996, $802,500 in 1997, $837,500 in 1998, $641,250 in 1999 and $213,750 in the first six months of fiscal 2000.

NOTE I - Supplemental Information

                                                   (000 omitted)
                                            ----------------------------
                                                 Year ended June 30
                                            ----------------------------
                                              1995      1994      1993
                                            --------  --------  --------
Advertising expense.......................  $  2,598  $  2,215  $  2,221
Royalty expense...........................     1,540     1,304     1,401

NOTE J - Stock Options

1986 Stock Option Plan:

The 1986 Stock Option Plan provides for the granting of options to officers and other key employees to purchase an aggregate of 550,000 shares (as amended by the Company's Board of Directors on December 15, 1994, subject to approval by stockholders of the Company at the next Annual Meeting) of Common Stock of the Company. Such options are required to have an exercise price of not less than fair market value of the shares on the date the option is granted. Some or all of the options may be granted as "incentive stock options" within the meaning of the Internal Revenue Code of 1954, as amended.

Transactions under this Plan for the three years ended June 30, 1995 are as follows:
                                                             (000 omitted)
                                                             -------------
                                  Number of                      Total
                                   Shares    Price per Share     Price
                                  --------  ------------------  --------
Outstanding at June 30, 1992,
  1993 and 1994..................  100,000      $ 0.34375       $     34
Granted..........................  442,000        1.00               442
Cancelled........................  (25,000)       1.00               (25)
                                  --------                      --------
Outstanding at June 30, 1995.....  517,000                      $    451
                                  ========                      ========
Exercisable at:
  June 30, 1994...................  50,000
  June 30, 1995...................  75,000
Available for future grant:
  June 30, 1994................... 100,000
  June 30, 1995...................  33,000

Other Options:

On July 7, 1986, the Company granted to the Parent Company an option to purchase 800,000 shares of Common Stock of the Company at $10.80 a share. The option is exercisable in whole or part until August 31, 1996.

As of June 30, 1992 and 1993, an executive of the Company held options to purchase 250,000 shares of Common Stock of the Company at prices ranging from $5.25 to $1.125 a share. During fiscal 1994, the executive ceased to be an employee of the Company and the options were cancelled.

NOTE K - Retirement Savings Plan

The Company has a Retirement Savings Plan which includes the salary deferral feature afforded by Section 401(k) of the Internal Revenue Code. The Plan covers substantially all employees of the Company. Under the Plan, covered employees may make pre-tax contributions of up to 10% of salary (but not to exceed the Internal Revenue Service limits in any one year) to their Plan account. For those employees whose annual salary is less than $40,000, the Company contributes a matching amount equal to 20% of the employee's contribution at the time of the employee's contribution. For those employees whose annual salary is $40,000 or greater, the Company makes no contribution. During the years ended
June 30, 1995, 1994 and 1993, the Company's contributions to, and expenses of, the Plan were $47,000, $40,000 and $70,000, respectively.

NOTE L - Business Segment

The Company consists of one business segment, the design, manufacture and distribution of costume jewelry.

NOTE M - Major Customers

During the years ended June 30, 1995, 1994 and 1993, one customer's purchases amounted to approximately 30%, 30% and 29%, respectively, of the Company's sales, net of returns.

NOTE N - Quarterly Results (Unaudited)

The following summarizes the quarterly operating results of the Company for the years ended June 30, 1994 and 1993.

                                          (000 omitted)
                        ------------------------------------------------
                                         Quarter Ended
                        --------------------------------------
                         Sep 30    Dec 31    Mar 31   June 30    Total
                        --------  --------  --------  --------  --------
Year ended June 30, 1995:
 Net sales...........  $ 14,744  $ 12,713  $ 11,204  $ 11,202  $ 49,863
 Gross profit........     7,114     5,157     4,816     4,691    21,778
 Net earnings (loss).     1,012      (977)     (766)     (582)   (1,313)
  Net earnings (loss)
   per share..........      0.13     (0.13)    (0.10)    (0.07)    (0.17)


Year ended June 30, 1994:
 Net sales...........  $ 11,108  $  9,616  $ 10,593  $ 11,252  $ 42,569
 Gross profit........     5,390     3,305     4,925     5,205    18,825
 Net earnings (loss).       165    (2,066)     (100)      (53)   (2,054)
 Net earnings (loss)
   per share..........      0.02     (0.26)    (0.01)    (0.01)    (0.26)


NOTE O - Subsequent Event

Refinancing - Effective July 31, 1995, the Company renegotiated its borrowing arrangements with its current lender. Under the terms of the amended agreements, the lender loaned to the Company additional funds of approximately $8.3 million, increasing the Company's total indebtedness to the lender to approximately $17.9 million, and reduced the interest rate paid on the Company's indebtedness to the lender from 24% to prime rate plus 3 1/2%, or currently 12 1/4% a year. Of the additional borrowing, $2.0 million was used to meet working capital needs and the remainder was used to reduce the Company's indebtedness to its Parent Company to
approximately $16.7 million.    The new arrangements consist of a $5.0
million term loan due June 15, 2000 and a revolving loan, based on the Company's eligible accounts receivable and inventories, having a term ending on June 15, 1998. The revolving loan will be renewed automatically for successive one year periods thereafter unless terminated by either party upon thirty days notice. The debt is classified as long-term in the accompanying balance sheet.

                       INDEPENDENT AUDITORS' REPORT




The Board of Directors,
Victoria Creations, Inc.:

We have audited the balance sheets of Victoria Creations, Inc. as of June 30, 1995 and 1994 and the related statements of operations and cash flows for each of the years in the three-year period ended June 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Victoria Creations, Inc. as of June 30, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 1995, in conformity with generally accepted accounting principles.





    KPMG Peat Marwick LLP



New York, New York
October 11, 1995