Form 10-Q
period 1995-09-30
VICTORIA CREATIONS INC
filed 1995-11-14
CIK 796812

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                            ------------------

                                 FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 1995



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


At November 10, 1995, there were 7,800,000 shares of the registrant's Common Stock, Par Value $0.01 a share, outstanding.

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

                                                           (000 omitted)
                                                        -------------------
                                                         THREE MONTHS ENDED
                                                            SEPTEMBER 30
                                                        -------------------
                                                           1995      1994
                                                        --------- ---------

    Net sales...........................................  $11,910   $14,744

    Cost of goods sold..................................    6,233     7,630
                                                        --------- ---------
                                           Gross Profit    $5,677    $7,114

    Selling, general and administrative expenses........    4,208     4,957
    Amortization of goodwill............................      180       180
                                                        --------- ---------
                                       Operating Income    $1,289    $1,977

    Other income (expense):
     Interest expense-Note C............................     (492)     (973)
     Royalty income.....................................        8        14
                                                        --------- ---------
                           Earnings before Income taxes      $805    $1,018

    Provision for income taxes..........................        6         6
                                                        --------- ---------
                                           Net Earnings      $799    $1,012
                                                        ========= =========


    Average common shares outstanding...................    7,800     7,800

    Net Earnings per share..............................    $0.10     $0.13


    See notes to financial statements.

VICTORIA CREATIONS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS
  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is a 79% owned subsidiary of United Merchants and Manufacturers, Inc. ("UM&M" or "Parent Company").

RESULTS OF OPERATIONS

Net sales of the Company for the three months ended September 30, 1995 of $11.9 million decreased 19% from the $14.7 million reported for the comparable period ended September 30, 1994. Both the Company's branded label merchandise, Givenchy, Richelieu and Lagerfeld, and the Company's private label business showed decreases in sales. The decreases are attributed to limitations on borrowing of cash from the Company's senior secured lender. The limitations on borrowing constrained the Company's ability to purchase raw materials needed to accept orders for finished goods for shipment during the quarter. The limitations were lessened at the end of July 1995 when the Company renegotiated its long term debt with its lender (see Note C of Notes to Financial Statements for details of the refinancing). Sales of out-of-season merchandise (which is sold at lower than the Company's normal margin) also declined from that of the prior year's same three months reflecting the Company's focus on forecasting and inventory control which reduced the quantities of inventory available for such sales. Unit sales, excluding out-of-season merchandise, for the current year's quarter decreased 20% from those of the comparable quarter last year while average unit prices remained constant.

Cost of goods sold for the current quarter decreased 18% from that of the three months ended September 30, 1994 generally tracking the decrease in net sales.

The resulting gross profit for the quarter ended September 30, 1995 decreased 20% from that of the prior year's same quarter. As a percentage of net sales, gross profit for the current quarter was the same as that of the three months ended September 30, 1994.

Selling, general and administrative expenses decreased 15% in the current year's quarter from those of the three months ended September 30, 1994. The decrease is attributable to reductions of sales volume related expenses such as advertising and royalties expenses and to the Company's continued emphasis on expense control.

Although average borrowings, other than from the Parent Company, were higher during the current quarter, interest expense for the three months ended September 30, 1995 decreased $481,000 from that of the prior year's same quarter. The decrease was due the decreased interest rate on the secured loans renegotiated as mentioned above. The Parent Company waived the interest on the amount due to it for both of the three month periods ended September 30, 1995 and 1994. See Note C of Notes to Financial Statements.

Net earnings for the quarter ended September 30, 1995 decreased 21% to $799,000 from the prior year's same quarter net earnings of $1.0 million. This shortfall was mitigated somewhat by the improved terms of the Company's renegotiated lending agreement in July 1995 mentioned above.

LIQUIDITY AND CAPITAL RESOURCES

The Company has generally met its capital requirements from internally generated funds and borrowings from its Parent Company and, until June 30, 1994, from its factor. On June 30, 1994, the Company repaid its indebtedness to its factor by borrowing from another lender and its Parent Company. Effective July 31, 1995, the Company renegotiated its borrowing arrangements with its current senior secured lender. See Note C of Notes to Financial Statements.

Short term needs for working capital will be borrowed under a revolving loan from the lender. The Company does not anticipate increased needs for long-term borrowings other than to repay the current lender.

Working capital amounts to $21.3 million at September 30, 1995 and was $19.9 million at June 30, 1995, an increase of $1.4 million. The Company's current ratio of 5.0 to 1 at September 30, 1995 is deemed adequate for the Company's present financial position and needs.

    VICTORIA CREATIONS, INC.
    Balance Sheet                                          (000 omitted)
                                                        -------------------
                                                          SEP 30   JUNE 30
                                                           1995      1995
                                                        --------- ---------
                           ASSETS
    Current Assets:
     Cash...............................................     $600      $638
     Receivables, net of allowances of $3,345,000 at
      September 30, 1995 and $2,415,000 at June 30, 1995    8,056     7,242
     Inventories........................................   16,663    16,430
     Other current assets...............................    1,232       958
                                                        --------- ---------
                                   Total Current Assets   $26,551   $25,268
    Plant and Equipment:
     Machinery and equipment............................   $3,237    $3,233
     Leasehold improvements.............................    1,914     1,913
                                                        --------- ---------
                                                           $5,151    $5,146
     Less accumulated depreciation......................    4,087     4,035
                                                        --------- ---------
                                Net Plant and Equipment    $1,064    $1,111
    Other Assets:
     Goodwill...........................................  $20,529   $20,709
     Other..............................................      779       863
                                                        --------- ---------
                                     Total Other Assets   $21,308   $21,572
                                                        --------- ---------
                                                          $48,923   $47,951
                                                        ========= =========

            LIABILITIES AND STOCKHOLDERS' EQUITY
    Current Liabilities:
     Accounts payable...................................   $3,825    $4,284
     Accrued expenses and other liabilities.............    1,457     1,084
                                                        --------- ---------
                              Total Current Liablilties    $5,282    $5,368

    Long-term debt......................................   19,465    11,090

    Due to Parent Company...............................   15,345    23,461

    Stockholders' Equity:
     Common stock, $0.01 par value,
      authorized 10 million shares,
      outstanding 7.8 million shares....................      $58       $58
     Additional paid-in capital.........................   32,998    32,998
     Retained earnings (deficit)........................  (24,225)  (25,024)
                                                        --------- ---------
                             Total Stockholders' Equity    $8,831    $8,032
                                                        --------- ---------
                                                          $48,923   $47,951
                                                        ========= =========
    See notes to financial statements.

    VICTORIA CREATIONS, INC.
    Statement of Cash Flows

                                                           (000 omitted)
                                                        -------------------
                                                         THREE MONTHS ENDED
                                                            SEPTEMBER 30
                                                        -------------------
                                                           1995      1994
                                                        --------- ---------

    Cash Flows from Operating Activities:
     Net earnings.......................................     $799    $1,012
     Add back items not requiring cash in the
      current period:
       Depreciation and amortization....................      232       250
     Decrease (Increase) in Current Assets:
      Accounts receivable...............................     (814)   (3,422)
      Inventories.......................................     (233)   (2,404)
      Other current assets..............................     (274)     (137)
     Increase (Decrease) in Current Liabilities:
      Accounts payable..................................     (459)    1,437
      Accrued expenses and other liabilities............      373       329
     Other - net........................................       84      (350)
                                                        --------- ---------
                  Net Cash Used by Operating Activities     ($292)  ($3,285)

    Cash Flows from Investing Activities:
     Additions to plant and equipment...................       (5)      (32)


    Cash Flows from Financing Activities:
     Long-term debt.....................................   $8,375    $3,776
     Due to Parent Company..............................   (8,116)     (299)
                                                        --------- ---------
              Net Cash Provided by Financing Activities      $259    $3,477
                                                        --------- ---------
                       Net Increase (Decrease) in Cash       ($38)     $160


    Cash at beginning of period.........................      638        72
                                                        --------- ---------
    Cash at End of Period...............................     $600      $232
                                                        ========= =========

    ----------
    Supplemental disclosures of cash flow Information:
     Cash payments for:
      Interest..........................................     $492      $973
      Income taxes......................................        6         6

    See notes to financial statements.

VICTORIA CREATIONS, INC.
Notes to Financial Statements

Note A - Basis of Presentation

The accompanying financial statements of Victoria Creations, Inc. (Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations of any interim period are subject to year-end audit and adjustments, and are not necessarily indicative of the results of operations for the fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1995.

The Company is a 79% owned subsidiary of United Merchants and Manufacturers, Inc. (UM&M or Parent Company). UM&M is a publicly held company whose stock is traded on the New York Stock Exchange.

Note B - Inventories

Inventories consist of:
                                                          (000 omitted)
                                                         ----------------
                                                         Sep 30   June 30
                                                          1995     1995
                                                         -------  -------
 Raw materials ........................................  $ 4,996  $ 5,120
 Work in process ......................................      692      484
 Finished goods .......................................   10,975   10,826
                                                         -------  -------
                                                         $16,663  $16,430
                                                         =======  =======

Note C  - Long-Term debt and Interest Expense

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

VICTORIA CREATIONS, INC.
Notes to Financial Statements (continued)

$5.0 million term loan due June 15, 2000 and a revolving loan, based on the Company's eligible accounts receivable and inventories, having a term ending on June 15, 1998. The revolving loan will be renewed automatically for successive one year periods thereafter unless terminated by either party upon thirty days notice.

Interest expense includes interest on amounts due on long-term debt. The Parent Company waived interest on the amount due to it for each of the three month periods ended September 30, 1995 and 1994. If the Parent Company had not waived the interest due to it, interest expense would have been approximately $496,000 and $575,000 greater for the three months ended September 30, 1995 and 1994, respectively, than that reflected in the statement of operations.

Note D - Income Taxes

The provision for income taxes for the three month periods ended September 30, 1995 and 1994 varied from the expected relationship to earnings before income taxes (and amortization of goodwill, which is not deductible for income tax purposes) since the Company had net operating loss carryforwards to offset the earnings and therefore, no provision for Federal income taxes was required. The amounts shown as provision for income taxes for the periods are for state and local taxes.

VICTORIA CREATIONS, INC.


Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits:

         (27) Financial Data Schedule - filed herewith.

    (b) Reports on Form 8-K during quarter for which this report is filed- None

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    VICTORIA CREATIONS, INC.




Date: November 14, 1995             by /S/ Norman R. Forson
                                       Norman R. Forson
                                       Senior Vice President
                                         and Treasurer

                         VICTORIA CREATIONS, INC.

                                 FORM 10-Q


                             INDEX TO EXHIBIT


The following exhibit is being filed herewith:

Exhibit No.

    (27) Financial Data Schedule as of and for the quarter ended September 30, 1995 is filed herewith.