Form 10-Q
period 1995-12-31
VICTORIA CREATIONS INC
filed 1996-02-26
CIK 796812

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                            ------------------

                                 FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended December 31, 1995



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


At February 19, 1996, there were 7,800,000 shares of the registrant's Common Stock, Par Value $0.01 a share, outstanding.

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

                                   THREE MONTHS ENDED   SIX MONTHS ENDED
                                      DECEMBER 31         DECEMBER 31
                                  ------------------- -------------------
                                     1995      1994      1995      1994
                                  --------- --------- --------- ---------

    Net sales.....................  $13,261   $12,713   $25,171   $27,457

    Cost of goods sold............    7,087     7,556    13,320    15,186
                                  --------- --------- --------- ---------
                     Gross Profit    $6,174    $5,157   $11,851   $12,271

    Selling, general and
      administrative expenses.....    4,941     5,057     9,149    10,014
    Amortization of goodwill......      180       180       360       360
                                  --------- --------- --------- ---------
          Operating Income (Loss)    $1,053      ($80)   $2,342    $1,897

    Other income (expense):
      Interest expense - Note C...     (633)     (894)   (1,125)   (1,867)
      Royalty income..............       12         4        20        18
                                  --------- --------- --------- ---------
            Earnings (Loss)before
                     Income Taxes      $432     ($970)   $1,237       $48

    Provision for income taxes....        7         7        13        13
                                  --------- --------- --------- ---------
              Net earnings (Loss)      $425     ($977)   $1,224       $35
                                  ========= ========= ========= =========

    Average common shares
      outstanding.................    7,800     7,800     7,800     7,800

    Net Earnings (Loss) per Share     $0.05    ($0.13)    $0.16     $0.01


    See notes to financial statements.

VICTORIA CREATIONS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS
  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is a 79% owned subsidiary of United Merchants and Manufacturers, Inc. ("UM&M" or "Parent Company").


RESULTS OF OPERATIONS

Net sales of the Company increased 4% in the three months but decreased 8% in the six months ended December 31, 1995 from the net sales for the comparable periods ended December 31, 1994. The Company's branded label merchandise, Givenchy, Richelieu and Lagerfeld, were at sales levels below those of the prior year for the current fiscal year's quarter and six months as retail sales continued to underperform expectations and prior year's comparable period sales volume. Sales of the Company's private label lines increased during both the three and six month periods ended December 31, 1995 over such sales for equivalent periods last fiscal year as new private label market channels received initial shipments of merchandise. The decrease in sales for the six months ended December 31, 1995 is attributed to limitations on borrowings of cash from the Company's senior secured lender during the five to six-month period prior to August 1995. The limitations on borrowing constrained the Company's ability to purchase raw materials needed to accept orders for finished goods for shipment during the first fiscal quarter of the current year. The limitations were lessened at the end of July 1995 when the Company renegotiated its long-term debt with its lender (see Note C of Notes to Financial Statements). Sales of out-of-season merchandise (which is sold at lower than the Company's normal margin) declined from those of the prior year's comparable periods as less inventory was available for such sales. Unit sales, excluding out-of-season merchandise, increased during both the current quarter and the six month period ended December 31, 1995 compared with the same periods of last fiscal year while average unit prices declined.

Cost of goods sold, as a percentage of net sales, for the current quarter decreased six percentage points from that of the same quarter and two percentage points from that of the same six months last year. The resulting gross profit increased 20% (versus the 4% increases in net sales) for the quarter and was down 3% (versus the 8% decline in net sales) for the six months ended December 31, 1995 compared with those of the prior year's same quarter and six months.

Selling, general and administrative expenses decreased 2% in the current year's quarter and 9% in the six months from those of the three and six months ended December 31, 1994. These decreases were principally the result of reductions in sales related expenses and to the Company's continued emphasis on expense control. As a percentage of net sales, these expenses decreased 2.5 percentage points for the current quarter and were the same for the current six months from those of the same quarter and six months last year.

As a result of the increased sales, combined with the decreases in both cost of goods sold and selling, general and administrative expenses, operating income increased to income of $1.1 million from a loss of
$80,000 in the prior year's quarter.   For the six months ended December
31, 1995, the decrease in net sales was more than offset by the decreases in cost of goods sold and selling, general and administrative expenses to result in operating income of $2.3 million compared to operating income of $1.9 million in the prior year's six months.

Although average borrowings, other than from the Parent Company, were higher during the current quarter and six months, interest expense decreased $261,000 for the three months and $742,000 for the six months ended December 31, 1995 from that of the prior year's same quarter and six months. The decreases were due to the decreased interest rate during the current periods on the secured loans renegotiated as mentioned above. The Parent Company waived the interest on the amount due to it for all the periods shown in the financial statements. See Note C of Notes to Financial Statements.

As a result of the improved operating income and lesser interest expense, net earnings for the quarter ended December 31, 1995 were $425,000 compared with a net loss for the same quarter last year of $977,000. For the current six months, net earnings increased to $1.2 million from the $35,000 reported for the six months ended December 31, 1994.


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

Working capital amounts to $20.6 million at December 31, 1995 and was $19.9 million at June 30, 1995, an increase of $0.7 million.

See Note E - Subsequent Event regarding the Company and its Parent Company filing petitions for reorganization relief under Chapter 11 of the U. S. Bankruptcy Code.

    VICTORIA CREATIONS, INC.
    Balance Sheet                                          (000 omitted)
                                                        -------------------
                                                          DEC 31   JUNE 30
                                                           1995      1995
                                                        --------- ---------
                           ASSETS
    Current Assets:
     Cash...............................................      $25      $638
     Receivables, net of allowances of $2,863,000 at
      December 31, 1995 and $2,415,000 at June 30, 1995.    6,279     7,242
     Inventories........................................   17,678    16,430
     Other current assets...............................    1,637       958
                                                        --------- ---------
                                   Total Current Assets   $25,619   $25,268
    Plant and Equipment:
     Machinery and equipment............................   $3,301    $3,233
     Leasehold improvements.............................    1,914     1,913
                                                        --------- ---------
                                                           $5,215    $5,146
     Less accumulated depreciation......................    4,139     4,035
                                                        --------- ---------
                                Net Plant and Equipment    $1,076    $1,111
    Other Assets:
     Goodwill...........................................  $20,348   $20,709
     Other..............................................      772       863
                                                        --------- ---------
                                     Total Other Assets   $21,120   $21,572
                                                        --------- ---------
                                                          $47,815   $47,951
                                                        ========= =========

            LIABILITIES AND STOCKHOLDERS' EQUITY
    Current Liabilities:
     Accounts payable...................................   $3,494    $4,284
     Accrued expenses and other liabilities.............    1,505     1,084
                                                        --------- ---------
                              Total Current Liablilties    $4,999    $5,368

    Long-term debt......................................   18,006    11,090

    Due to Parent Company...............................   15,554    23,461

    Stockholders' Equity:
     Common stock, $0.01 par value,
      authorized 10 million shares,
      outstanding 7.8 million shares....................      $58       $58
     Additional paid-in capital.........................   32,998    32,998
     Retained earnings (deficit)........................  (23,800)  (25,024)
                                                        --------- ---------
                             Total Stockholders' Equity    $9,256    $8,032
                                                        --------- ---------
                                                          $47,815   $47,951
                                                        ========= =========
    See notes to financial statements.

    VICTORIA CREATIONS, INC.
    Statement of Cash Flows - (000 omitted)

                                                          SIX MONTHS ENDED
                                                            DECEMBER 31
                                                        --------------------
                                                           1995      1994
                                                        --------- ---------

    Cash Flows from Operating Activities:
      Net earnings......................................   $1,224       $35
      Add back items not requiring cash in the
        current period:
          Depreciation and amortization.................      465       500
      Decrease (increase) in assets:
        Accounts receivable.............................      963     2,180
        Inventories.....................................   (1,248)      (36)
        Other current assets............................     (679)       (6)
        Other assets....................................       91      (345)
      Increase (decrease) in current liabilities:
        Accounts payable................................     (790)       50
        Accrued expenses and other liabilities..........      421       375
                                                        --------- ---------
              Net Cash Provided by Operating Activities      $447    $2,753

    Cash Flows from Investing Activities:
      Additions to plant and equipment..................     ($69)     ($69)

    Cash Flows from Financing Activities:
      Long-term debt....................................   $6,916   ($1,420)
      Due to Parent Company.............................   (7,907)     (426)
                                                        --------- ---------
                 Net Cash Used for Financing Activities     ($991)  ($1,846)
                                                        --------- ---------
                        Net Increase (Decrease) in Cash     ($613)     $838


    Cash at beginning of period.........................      638        72
                                                        --------- ---------
                                  Cash at End of Period       $25      $910
                                                        ========= =========

    ----------
    Supplemental disclosure:
      Cash payments for:
        Interest........................................   $1,125    $1,867
        Income taxes....................................       13        13

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

Note B - Inventories

Inventories consist of:
                                                          (000 omitted)
                                                         ----------------
                                                         Dec 31   June 30
                                                          1995     1995
                                                         -------  -------
 Raw materials ........................................  $ 5,034  $ 5,120
 Work in process ......................................      575      484
 Finished goods .......................................   12,069   10,826
                                                         -------  -------
                                                         $17,678  $16,430
                                                         =======  =======

Note C  - Long-Term Debt and Interest Expense

Effective July 31, 1995, the Company renegotiated its borrowing arrangements with its current lender. Under the terms of the amended agreements, the lender loaned to the Company additional funds of approximately $8.3 million, increasing the Company's total indebtedness to the lender to approximately $17.9 million, and reduced the interest rate paid on the Company's indebtedness to the lender from 24% to prime rate plus 3 1/2%, or currently 12% a year. Of the additional borrowing, $2.0 million was used to meet working capital needs and the remainder was used to reduce the Company's indebtedness to its Parent Company to approximately $16.7 million. The current arrangements consist of a

VICTORIA CREATIONS, INC.
Notes to Financial Statements (continued)

term loan ($4,760,000 at December 31, 1995) payable $60,000 a month with the balance due June 15, 2000 and a revolving loan, based on the Company's eligible accounts receivable and inventories, having a term ending on June 15, 1998. The revolving loan will be renewed automatically for successive one year periods thereafter unless terminated by either party upon thirty days notice.

Interest expense includes interest on amounts due on long-term debt. The Parent Company waived interest on the amount due to it for each of the three and six month periods ended December 31, 1995 and 1994. If the Parent Company had not waived the interest due to it, interest expense would have been approximately $496,000 and $600,000 greater for the three months and $900,000 and $1,159,000 greater for the six months ended December 31, 1995 and 1994, respectively, than that reflected in the statement of operations.

Note D - Income Taxes

The provision for income taxes for the three and six month periods ended December 31, 1995 and 1994 varied from the expected relationship to earnings (loss) before income taxes (and amortization of goodwill, which is not deductible for income tax purposes) since the Company had net operating loss carryforwards to offset earnings and therefore, no provision for Federal income taxes was required. The amounts shown as provision for income taxes for the periods are for state and local taxes.


Note E - Subsequent Event

Effective February 22, 1996, the Company and its Parent Company, United Merchants and Manufacturers, Inc., filed petitions for reorganization relief under Chapter 11 of the Bankruptcy Code in the United States Court for the Southern District of New York.

The filings became necessary because the Company's secured lender refused to extend necessary funding for its current operations and the Parent Company guarantees the Company's debt to the lender. Consequently, the Company and its Parent Company are unable to meet their immediate financial commitments. After a thorough review of all alternatives, the Company was compelled to take this action to preserve its assets, provide for continuing operation and protect the interests of its stockholders, creditors, customers, employees and suppliers.

Subject to bankruptcy court approval of post-petition financing, the Company and its Parent Company plan to continue to operate their businesses as debtors-in-possession while the reorganization is pending. If post-petition financing is not ordered by the court, it is likely that the Company will be liquidated.

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

                                    VICTORIA CREATIONS, INC.




Date: February 23, 1996             by /S/ Norman R. Forson
                                       Norman R. Forson
                                       Senior Vice President
                                         and Treasurer

                         VICTORIA CREATIONS, INC.

                                 FORM 10-Q


                             INDEX TO EXHIBIT


The following exhibit is being filed herewith:

Exhibit No.

    (27) Financial Data Schedule as of and for the quarter ended December 31, 1995 is filed herewith.