Form 10-Q
period 1996-03-31
VICTORIA CREATIONS INC
filed 1996-05-23
CIK 796812

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                            ------------------

                                 FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 1996



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


At May 13, 1996, there were 7,800,000 shares of the registrant's Common Stock, Par Value $0.01 a share, outstanding.

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



Part II - Other Information ................................11

    VICTORIA CREATIONS, INC.

    Part I - Financial information





    VICTORIA CREATIONS, INC.
    Statement of Operations (000 omitted)

                                   THREE MONTHS ENDED  NINE MONTHS ENDED
                                        MARCH 31            MARCH 31
                                  ------------------- -------------------
                                     1996      1995      1996      1995
                                  --------- --------- --------- ---------

    Net sales.....................  $12,280   $11,204   $37,451   $38,661

    Cost of goods sold............    6,627     6,388    19,947    21,574
                                  --------- --------- --------- ---------
                     Gross Profit    $5,653    $4,816   $17,504   $17,087

    Selling, general and
      administrative expenses.....    4,949     4,654    14,098    14,668
    Amortization of goodwill......      180       180       540       540
                                  --------- --------- --------- ---------
          Operating Income (Loss)      $524      ($18)   $2,866    $1,879

    Other income (expense):
      Interest expense............     (565)     (759)   (1,690)   (2,626)
      Royalty income..............        0        18        20        36
                                  --------- --------- --------- ---------
            Earnings (Loss)before
                     Income Taxes      ($41)    ($759)   $1,196     ($711)

    Provision for income taxes....        6         7        19        20
                                  --------- --------- --------- ---------
              Net Earnings (Loss)      ($47)    ($766)   $1,177     ($731)
                                  ========= ========= ========= =========

    Average common shares
      outstanding.................    7,800     7,800     7,800     7,800

    Net Earnings (Loss) per Share    ($0.01)   ($0.10)    $0.15    ($0.09)


    See notes to financial statements.

VICTORIA CREATIONS, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS
  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is a 79%-owned subsidiary of United Merchants and Manufacturers, Inc. ("UM&M" or "Parent Company").


RESULTS OF OPERATIONS

Net sales of the Company increased 10% in the three months but decreased 3% in the nine months ended March 31, 1996 from the net sales for the comparable periods ended March 31, 1995. The increase for the quarter is attributable to new program launches, strong international sales and recovering retail sales in the domestic markets. The decrease in net sales for the nine months ended March 31, 1996 is attributed to limitations on borrowings of cash from the Company's senior secured lender during the five to six-month period prior to August 1995. The limitations on borrowing constrained the Company's ability to purchase raw materials needed to accept orders for finished goods for shipment during the first fiscal quarter of the current year. The limitations were lessened at the end of July 1995 when the Company renegotiated its long-term debt with its lender and the Company was able to recover somewhat during the balance of the Fall season. However, as the planning for the Spring season began, the Company's senior secured lender refused to make funds available for the seasonal inventory build up and also refused to allow the Company to arrange for an alternative funding source. Without this additional funding, the Company believes its ability to service its customers' requirements would have been constrained which could have irreparably harmed its ongoing business relations with these customers; therefore, the Company filed a petition for reorganization under Chapter 11 of the Bankruptcy Code (see below and Note B of Notes to Financial Statements). Sales of out-of-season merchandise (which is sold at lower than the Company's normal margin) declined from those of the prior year's comparable periods as less inventory was available for such sales. Unit sales, excluding out-of-season merchandise, increased during both the current quarter and the nine month period ended March 31, 1996 compared with the same periods of last fiscal year while average unit prices declined.

Cost of goods sold, as a percentage of net sales, for the current quarter and nine months each decreased three percentage points from that of the same quarter and nine months last year. The resulting gross profit increased 17% (versus the 10% increase in net sales) for the quarter and 2% (versus the 3% decline in net sales) for the nine months ended March 31, 1996 compared with those of the prior year's same quarter and nine months.

Selling, general and administrative expenses increased 6% in the current year's quarter over those of the same quarter last year primarily reflecting increased expenses associated with the increase in net sales discussed above. As a percentage of net sales, such expenses declined more than one percentage point from those of the prior comparable period. For the nine months ended March 31, 1996, such expenses decreased 4% from those of the nine months ended March 31, 1995. The decrease was principally the result of reductions in sales related expenses and the Company's continued emphasis on expense control. As a percentage of net sales, these expenses approximated those of the same nine months last year.

As a result of the increased sales in the current fiscal year's third quarter, combined with lesser increases in both cost of goods sold and selling, general and administrative expenses, operating income increased to income of $524,000 from a loss of $18,000 in the prior year's
quarter.   For the nine months ended March 31, 1996, the decrease in net sales was more than offset by the decreases in cost of goods sold and selling, general and administrative expenses to result in operating income of $2.9 million compared to operating income of $1.9 million in the prior year's nine months.

Although average borrowings, other than from the Parent Company, were higher during the current quarter and nine months, interest expense decreased $194,000 for the three months and $936,000 for the nine months ended March 31, 1996 from that of the prior year's same quarter and nine months. The decreases were due to the decreased interest rate during the current periods on the secured loans renegotiated as mentioned above. The Parent Company waived the interest on the amount due to it for all the periods shown in the financial statements. See Note D of Notes to Financial Statements.

As a result of the improved operating income and lesser interest expense, net loss for the quarter ended March 31, 1996 was $47,000 compared with a net loss for the same quarter last year of $766,000. For the current nine months, net earnings increased to $1.2 million from the net loss of $731,000 reported for the nine months ended March 31, 1995.


LIQUIDITY AND CAPITAL RESOURCES

As mentioned above, on February 22, 1996, the Company and its Parent Company filed petitions for reorganization relief under Chapter 11 of the Bankruptcy Code. The filings became necessary because the Company's secured lender refused to extend necessary funding for the Company's current operations and the Parent Company guarantees the Company's debt to the lender. Consequently, the Company and its Parent Company were unable to meet their immediate financial commitments. After a thorough review of all alternatives, the Company and its Parent Company each were compelled to take this action to preserve their assets, provide for continuing operations and protect the interests of their stockholders, creditors, customers, employees and suppliers.

Pursuant to the Bankruptcy Code, the Company is continuing to operate its business as debtor-in-possession while the reorganization case is pending. The Company is allowed to use, and is using, its cash and other resources at the operating level in the ordinary course of business.

See Note B of Notes to Financial Statements for further discussion of regarding the filing.

See Note F of Notes to Financial Statements regarding negotiations of the Company to sell most of its operating assets.

    VICTORIA CREATIONS, INC.
    Balance Sheet                                          (000 omitted)
                                                        -------------------
                                                         MARCH 31  JUNE 30
                                                           1996      1995
                                                        --------- ---------
                           ASSETS
    Current Assets:
     Cash...............................................     $759      $638
     Receivables, net of allowances of $3,724,000 at
      March 31, 1996 and $2,415,000 at June 30, 1995....    8,704     7,242
     Inventories........................................   17,392    16,430
     Other current assets...............................    1,335       958
                                                        --------- ---------
                                   Total Current Assets   $28,190   $25,268
    Plant and Equipment:
     Machinery and equipment............................   $3,387    $3,233
     Leasehold improvements.............................    1,919     1,913
                                                        --------- ---------
                                                           $5,306    $5,146
     Less accumulated depreciation......................    4,190     4,035
                                                        --------- ---------
                                Net Plant and Equipment    $1,116    $1,111
    Other Assets:
     Goodwill...........................................  $20,168   $20,709
     Other..............................................      780       863
                                                        --------- ---------
                                     Total Other Assets   $20,948   $21,572
                                                        --------- ---------
                                                          $50,254   $47,951
                                                        ========= =========

            LIABILITIES AND STOCKHOLDERS' EQUITY
    Current Liabilities:
     Accounts payable...................................     $424    $4,284
     Accrued expenses and other liabilities.............    1,425     1,084
                                                        --------- ---------
                              Total Current Liablilties    $1,849    $5,368

    Liabilities subject to compromise:
     Accounts payable...................................   $4,487
     Due to Parent Company..............................   14,966
                                                        ---------
                Total Liabilities Subject to Compromise   $19,453

    Secured long-term debt..............................   19,743    11,090

    Due to Parent Company...............................             23,461

    Stockholders' Equity:
     Common stock, $0.01 par value,
      authorized 10 million shares,
      outstanding 7.8 million shares....................      $58       $58
     Additional paid-in capital.........................   32,998    32,998
     Retained earnings (deficit)........................  (23,847)  (25,024)
                                                        --------- ---------
                             Total Stockholders' Equity    $9,209    $8,032
                                                        --------- ---------
                                                          $50,254   $47,951
                                                        ========= =========
    See notes to financial statements.

    VICTORIA CREATIONS, INC.
    Statement of Cash Flows - (000 omitted)

                                                         NINE MONTHS ENDED
                                                              MARCH 31
                                                        --------------------
                                                           1996      1995
                                                        --------- ---------

    Cash Flows from Operating Activities:
      Net earnings (loss)...............................   $1,177     ($731)
      Add back items not requiring cash in the
        current period:
          Depreciation and amortization.................      696       750
      Decrease (increase) in assets:
        Accounts receivable.............................   (1,462)      468
        Inventories.....................................     (962)      665
        Other current assets............................     (377)      (44)
        Other assets....................................       83      (330)
      Increase (decrease) in current liabilities:
        Accounts payable................................      627       868
        Accrued expenses and other liabilities..........      341       586
                                                        --------- ---------
              Net Cash Provided by Operating Activities      $123    $2,232

    Cash Flows from Investing Activities:
      Additions to plant and equipment..................    ($160)     ($99)

    Cash Flows from Financing Activities:
      Secured long-term debt............................   $8,653     ($885)
      Due to Parent Company.............................   (8,495)     (278)
                                                        --------- ---------
    Net Cash Provided by (Used for) Financing Activities     $158   ($1,163)
                                                        --------- ---------
                                   Net Increase in Cash      $121      $970


    Cash at beginning of period.........................      638        72
                                                        --------- ---------
                                  Cash at End of Period      $759    $1,042
                                                        ========= =========

    ----------
    Supplemental disclosure:
      Cash payments for:
        Interest........................................   $1,690    $2,626
        Income taxes....................................       19        20

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

The accompanying financial statements have been prepared in conformity with generally accepted principles applicable to a going concern which contemplate the realization of assets and the liquidation of liabilities in the normal course of business. In the event that a plan of reorganization (see Note B below) is not consummated, certain adjustments may be required to the stated amounts and classification of assets and liabilities.

The Company is a 79% owned subsidiary of United Merchants and Manufacturers, Inc. (UM&M or Parent Company). UM&M is a publicly held company.

Note B - Petition for Reorganization under Chapter 11

On February 22, 1996, the Company and its Parent Company, United Merchants and Manufacturers, Inc., filed petitions for reorganization relief under Chapter 11 of the Bankruptcy Code. The filings became necessary because the Company's secured lender refused to extend necessary funding for its current operations and the Parent Company guarantees the Company's debt to the lender. Consequently, the Company and its Parent Company were unable to meet their immediate financial commitments. After a thorough review of all alternatives, the Company and its Parent Company were compelled to take this action to preserve their assets, provide for continuing operation and protect the interests of their stockholders, creditors, customers, employees and suppliers.

Pursuant to the Bankruptcy Code, the Company is continuing to operate its business as debtor-in-possession while the reorganization case is pending. The Company is allowed to use, and is using, its cash and other resources at the operating level in the ordinary course of business.

Under Chapter 11, the presentation and collection of certain prepetition claims against the Company are stayed. These claims are reflected in the March 31, 1996 balance sheet as "Liabilities Subject to Compromise". Additional claims (liabilities subject to compromise) may arise subsequent
                                     8
to the filing date resulting from rejection of executory contracts, including leases, and may be determined by the court (or agreed to by the parties in interest) for contingencies and other disputed amounts. The creditor holding a claim secured by the Company's assets is also stayed.

The Bankruptcy Court has authorized the Company to pay or otherwise honor certain of its prepetition obligations, including employee wages and benefit plans.

The statement of cash flows reflects changes in the liabilities "Accounts Payable" and "Due to Parent Company" before their reclassification to liabilities subject to compromise.

Note C - Inventories

Inventories consist of:
                                                          (000 omitted)
                                                         ----------------
                                                         Mar 31   June 30
                                                          1996     1995
                                                         -------  -------
 Raw materials ........................................  $ 5,067  $ 5,120
 Work in process ......................................      659      484
 Finished goods .......................................   11,666   10,826
                                                         -------  -------
                                                         $17,392  $16,430
                                                         =======  =======

Note D  - Secured Long-Term Debt and Interest Expense

Effective July 31, 1995, the Company renegotiated its borrowing arrangements with its current lender. Under the terms of the amended agreements, the lender loaned to the Company additional funds of approximately $8.3 million, increasing the Company's total indebtedness to the lender to approximately $17.9 million, and reduced the interest rate paid on the Company's indebtedness to the lender from 24% to prime rate plus 3 1/2%, or currently 12% a year. Of the additional borrowing, $2.0 million was used to meet working capital needs and the remainder was used to reduce the Company's indebtedness to its Parent Company to approximately $16.7 million. The current arrangement consists of a term loan ($4,580,000 at March 31, 1996) payable $60,000 a month with the balance due June 15, 2000 and a revolving loan, based on the Company's eligible accounts receivable and inventories, having a term ending on June 15, 1998. These loans are secured by substantially all of the Company's assets.

Interest expense includes interest on amounts due on long-term debt. The Parent Company waived interest on the amount due to it for each of the three and nine month periods ended March 31, 1996 and 1995. If the Parent Company had not waived the interest due to it, interest expense would have been approximately $405,000 and $647,000 greater for the three months and $1,306,000 and $1,806,000 greater for the nine months ended March 31, 1996 and 1995, respectively, than that reflected in the statement of operations.

Note E - Income Taxes

The provision for income taxes for the three and nine month periods ended March 31, 1996 and 1995 varied from the expected relationship to earnings
(loss) before income taxes (and amortization of goodwill, which is not deductible for income tax purposes) since the Company had net operating loss carryforwards to offset earnings and therefore, no provision for Federal income taxes was required. The amounts shown as provision for income taxes for the periods are for state and local taxes.

Note F - Negotiations Regarding Sale of the Company's Assets

Under order of the Bankruptcy Court, the Company is negotiating to sell most of its operating assets, subject to certain liabilities, as a "going concern". At present, two interested parties are reviewing and examining the Company's assets, liabilities, operations and books and records. Certain other parties have requested preliminary information which the Company has supplied.

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

                                    VICTORIA CREATIONS, INC.




Date: May 22, 1996                  by /S/ Norman R. Forson
                                       Norman R. Forson
                                       Senior Vice President
                                         and Treasurer

                         VICTORIA CREATIONS, INC.

                                 FORM 10-Q


                             INDEX TO EXHIBIT


The following exhibit is being filed herewith:

Exhibit No.

    (27) Financial Data Schedule as of and for the quarter ended March 31, 1996 is filed herewith.